Form 10-Q
period 1994-01-15
GROUND ROUND RESTAURANTS INC
filed 1994-02-15
CIK 51467

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For Quarterly period ended January 2, 1994

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      for the transition period from ___ to ___


Commission File Number: 1-6192


                      GROUND ROUND RESTAURANTS, INC.
          (Exact name of registrant as specified in its charter)


New York
13-5637682
(State or other jurisdiction of incorporation or organization
(I.R.S. Employer Identification No.)

35 Braintree Hill Office Park, Braintree, Massachusetts 02184
      (Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:  (617) 380-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [    ]

Number of shares of Common Stock, $ .1667 par value outstanding as of February 15, 1994: 11,113,269


                       GROUND ROUND RESTAURANTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                 As of January 2, 1994 and October 3, 1993
             (Dollars in thousands, except per share amounts)

                                                  1994              1993
                                                  ____              ____
                                                Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents                    $    4,757        $    1,262
Receivables, net of allowances for
   uncollectible accounts of $141 and $95
   in 1994 and 1993, respectively                 2,052             1,359
Inventories                                       2,612             2,511
Prepaid expenses and other current assets         2,064             6,413
                                                 ______            ______
   Total current assets                          11,485            11,545

Property and equipment:
 Land                                            11,434            11,434
 Buildings and leasehold improvements           109,485           106,869
 Machinery and equipment                         37,018            35,439
                                                _______           _______
                                                157,937           153,742
 Accumulated depreciation and amortization       35,999            33,211
                                                _______           _______
   Property and equipment, net                  121,938           120,531
Other assets                                     20,412            19,737
                                                _______           _______
TOTAL ASSETS                                 $  153,835        $  151,813
                                                =======           =======



LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                            $    6,201        $    7,871
 Accrued expenses                                17,871            15,105
 Income taxes                                       741                69
 Current portion of long-term debt and
 capital lease obligations                        1,033             1,055
                                                 ______            ______
Total Current Liabilities                        25,846            24,100

Long-term debt and capital lease
 obligations                                     57,850            59,250
Deferred income taxes                             2,770             2,744
Other long-term liabilities                       7,175             7,082



                      GROUND ROUND RESTAURANTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                 As of January 2, 1994 and October 3, 1993
             (Dollars in thousands, except per share amounts)

                                                  1994              1993
                                                  ____              ____
                                               (Unaudited)
Stockholders' equity:
Preferred Stock, undesignated, par
 value $100 per share; authorized
 30,000 shares; none issued
Common Stock, par value $.1667 per share:
 authorized 35,000,000 shares in 1994
 and 15,000,000 shares in 1993; issued
 11,099,000 in 1994 and 11,099,000
 shares in 1993                              $    1,850        $    1,850
Additional paid-in capital                       57,572            57,572
Retained earnings (accumulated deficit)             937              (597)
                                                _______           _______
                                                 60,359            58,825
Deferred Officer Compensation                      (165)             (188)
                                                _______           _______
 Total stockholders' equity                      60,194            58,637
                                                _______           _______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  153,835        $  151,813
                                                =======           =======


See notes to consolidated financial statements.


                      GROUND ROUND RESTAURANTS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share amounts)
                                 (Unaudited)

                                      13 Weeks Ended      14 Weeks Ended
                                         January 2,          January 3,
                                           1994                1993
                                           ____                ____
Revenue                                $  62,199           $  62,231
Costs and expenses:
 Cost of products sold                    51,468              51,502
 Selling, general and administrative       4,129               4,571
 Depreciation and amortization             3,269               2,845
 Interest expense                          1,076               1,175
 Other (income) expense                        1                  39
                                          ______              ______
                                          59,943              60,132
                                          ______              ______
Income before taxes                        2,256               2,099

Income taxes                                 722                 672
                                          ______              ______
Net income                             $   1,534           $   1,427
                                          ======              ======

Weighted average common
 shares outstanding                       11,099              11,064


Net income (loss) per common share     $     .14           $     .13
                                          ======              ======

See notes to consolidated financial statements.


                      GROUND ROUND RESTAURANTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                      13 Weeks Ended      14 Weeks Ended
                                        January 2,          January 3,
                                           1994                1993
                                           ____                ____

Cash flows from operating activities:
Net income                              $  1,534           $   1,427
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization            3,349               2,940
  Deferred taxes                              26                  52
  Loss on disposition of assets               15                  45
  Other                                       23
Change in operating assets and
  liabilities:
  Accounts receivable                       (661)               (104)
  Inventories and prepaid expenses         4,248                (431)
  Accounts payable and other                  39                (670)
  liabilities
                                           ______              ______
     Net cash provided by
     operating activities:                 8,573               3,259

Cash flows from investing activities:
Purchase of property and equipment        (4,444)             (2,929)
Deposits received (paid)                   1,840                  19
Notes receivable and working capital
  loan collections                                                 5
Pre-opening costs                           (332)                (77)
                                          _______             _______
  Net cash used in investing activities   (2,936)             (2,982)

Cash flows from financing activities:
Proceeds from long-term borrowings           700                 800
Payments of long-term borrowings          (2,121)             (1,009)
Payments of deferred debt costs             (721)                (27)
                                          _______             _______
  Net cash used in financing
  activities                              (2,142)               (236)
                                          _______             _______
Net increase in cash                       3,495                  41
Cash and cash equivalents at
beginning of period                        1,262               2,220
                                          _______             _______
Cash and cash equivalents at
end of period                           $  4,757           $   2,261
                                          =======             =======

See notes to consolidated financial statements.

                      GROUND ROUND RESTAURANTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For January 2, 1994 and January 3, 1993
                                (Unaudited)

1. BASIS OF PRESENTATION

   In the opinion of Management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 2, 1994 and the results of operations for the 13 weeks ended January 2, 1994 and the 14 weeks ended January 3, 1993.
   These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 3, 1993.

   Certain items in specific captions in the accompanying Consolidated Financial Statements have been reclassified for comparative purposes.

2. DEFERRED PRE-OPENING COSTS

   Pre-opening costs consist of incremental amounts directly associated with opening a new restaurant. These costs, which principally include initial purchases of expendables and expenses of the restaurant staff, hired to operate the restaurant upon opening, for the training period before the restaurant opens, are capitalized and amortized for all restaurants opened in fiscal 1994 over the twelve-month period following the restaurant opening. For all restaurants opened prior to fiscal 1994, these costs are amortized over a 24 - month period. The impact of the change in amortization period was not material on the financial statements for the first quarter of 1994.

3. COST OF PRODUCTS SOLD


   Cost of products sold comprises the following:
                          (Dollars in thousands)


                                   13 Weeks Ended    14 Weeks Ended
                                     January 2,        January 3,
                                       1994              1993
                                       ____              ____
Food and beverage costs           $   19,722        $   19,281
Labor costs                           19,466            19,835
Other costs                           12,280            12,386
                                      ______            ______
                                  $   51,468         $  51,502
                                      ======            ======

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


GENERAL

Ground Round Restaurants, Inc. (the "Company") operated 166 and franchised 45 family- oriented, full service casual dining restaurants at January 2, 1994.

Fiscal year 1994 will have 52 weeks as compared with 53 weeks in 1993. For the purposes of this discussion and analysis, the 13-week period ended January 2, 1994 and the 14-week period ended January 3, 1993 are referred to as the first quarter of 1994 and 1993, respectively.


COMPARATIVE RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 1994 AND 1993


The following table sets forth the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenue or Company-operated restaurant revenue, as indicated:

                                   13 Weeks Ended    14 Weeks Ended
                                     January 2,        January 3,
                                        1994              1993
                                        ____              ____
Restaurant revenue                      99.1%             99.0%
  Franchise revenue                      0.9               1.0
     Total revenue                     100.0             100.0

  Cost of products sold (1)             83.5              83.6
  Selling, general and administrative    6.6               7.4
  Depreciation and amortization          5.3               4.6
  Interest expense, net                  1.7               1.9
  Income from continuing operations
    before tax                           3.6               3.4
  Income taxes                           1.2               1.1
  Income from continuing operations      2.5%              2.3%


  (1) As a percentage of Company-operated restaurant revenue.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESTAURANT REVENUE. Restaurant revenue totalled $61.6 million in both the 13-week quarter ended January 2, 1994 and the 14-week quarter ended
January 3, 1993. Restaurant revenue is comprised of comparable restaurant revenue (revenue from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue increased in the first quarter of 1994 by .3% from $56.5 million to $56.7 million. In the first quarter of 1994, the Company implemented a radio and television image advertising campaign in selected markets, whereas the first quarter of 1993 was characterized by intensive point of purchase marketing efforts.

Non-comparable restaurant revenue for the first quarter of 1994 increased by $4.0 million to $4.9 million, as a result of operations of eight new restaurants opened during the fourth quarter of 1993.

The average guest check has continued to increase, from $7.70 in the first quarter of 1993 to $8.26 in the first quarter of 1994, due primarily to changes in sales mix and reduced discounting. An insignificant amount of the increase in average guest check is due to price increases on existing menu items, which were primarily limited to an increase in steak price in response to higher purchase costs. In addition, there was a .3% decrease in alcoholic beverage sales as a percentage of total restaurant revenue.

FRANCHISE REVENUE. The Company increased its franchise base by one restaurant, opened in Minot, South Dakota in December. Revenue from franchised restaurants (consisting of royalties and franchise fees) were approximately $567,000 and $601,000 in the 13-week quarter of 1994 and the 14-week quarter of 1993, respectively. The first quarter of 1994 included initial fees for one new franchisee versus two in 1993.

COST OF PRODUCTS SOLD. Cost of products sold consists of both food and beverage costs and operating expenses. Food and beverage costs totalled 32.0% and 31.3% of Company- operated restaurant revenue in the first quarter of 1994 and 1993, respectively. Restaurant operating expenses were 51.5% and 52.3% of Company-operated restaurant revenue in the first quarter of 1994 and 1993, respectively.

Food and beverage costs as a percentage of Company-operated restaurant revenue increased by .7% from the first quarter of 1993 to the first quarter of 1994, due largely to higher steak costs and changes in overall sales mix towards menu items with higher prices and dollar contributions but lower percentage
margins.   In addition, the company has not implemented systemwide price increases to pass on general product cost increases.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Restaurant operating expenses decreased .8% from the first quarter of 1993 to the first quarter of 1994 principally due to decreases in labor costs, which were offset in part by increases in rent and other fixed operating costs.
Labor costs have continued to trend below prior year levels and were further reduced .4% by a change in the Company's policy with respect to paying vacation to employees upon termination of employment. Rent increased .2% along with other fixed operating costs as a percent of restaurant revenue due primarily to the first quarter of 1994 including one less week than 1993 over which to spread these costs.

SELLING, GENERAL and ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were 6.6% and 7.3% of total revenue in the first quarter of 1994 and 1993, respectively. Selling expenses, comprised of advertising and point of purchase materials, development and production costs, were .7% and .9% of total revenue in the first quarter of 1994 and 1993, respectively. The first quarter of 1994 included approximately $.3 million of advertising costs for television and radio image campaigns undertaken in selected markets, whereas 1993 included approximately $.6 million spent on point of purchase and restaurant directed marketing. The campaigns were concluded in the first quarter of 1994.

General and administrative costs, comprised of restaurant manager training, regional overhead, and corporate administrative costs, were 5.9% and 6.4% of total revenue in the first quarter of 1994 and 1993, respectively. The first quarter of 1994 included lower corporate payroll and bonus than the comparable quarter of 1993. These reductions have been partially offset by increased training and recruitment costs associated largely with hiring of new restaurant management, as well as the increased expenditures to support new store development programs. In addition, the Company incurred training costs associated with its newly implemented Managing General Partner plan. This plan provides for more autonomy for select managers and offers them greater potential compensation based upon their restaurant's financial performance.

DEPRECIATION and AMORTIZATION. Depreciation and amortization increased to 5.3% of total revenue in the first quarter of 1994 from 4.6% of total revenue in the first quarter of 1993. This increase is the result of eight new restaurants opened during the last quarter of 1993 and two in the first quarter of 1994, as well as 34 restaurants remodelled since the end of the first quarter of 1993.

INTEREST EXPENSE. Interest expense decreased .2% of total revenue from the first quarter of 1993 primarily as a result of the termination of a swap agreement in late 1993. Debt balances were somewhat higher in 1994 than in 1993 due to the new store development over the past year.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


INCOME TAXES. The Company's effective income tax rate was 32% in the first quarter of 1993 and 1994.

NET INCOME. As a result of the above, the Company reported net income of $1.5 million, or $.14 per share, in the 13-week first quarter of 1994, and $1.4 million, or $.13 per share, in the 14-week first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES
A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $14.4 million and $12.6 million as of January 2, 1994 and October 3, 1993, respectively.

Net cash provided by operating activities totalled $8.6 million in the first quarter of 1994, and $3.3 million in the first quarter of 1993. This increase is primarily the result of an irrevocable letter of credit exchanged for cash insurance reserves related to the Company's casualty program. The Company had capital expenditures totalling $4.8 million and $3.0 million in 1994 and 1993, respectively, primarily for new restaurant construction, restaurant remodeling and capital maintenance. The Company received a deposit of $1.9 million for the sale of one restaurant which was concluded in the second quarter of 1994.

The Company has a $70 million credit facility comprising $53.7 million in term debt and $16.3 million as a revolving facility to fund operations and new store development. The Company prepaid $1.8 million of this facility with the proceeds of the restaurant sale discussed above. This revolving facility converts to term debt on October 8, 1995. Principal payments under these facilities begin in October 1995 and are scheduled through July 2000. The credit facilities contain certain restrictions on the conduct of the Company's business.


NEW ACCOUNTING STANDARDS
The financial Accounting Standards Board has issued SFAS No. 106 "Employers' Accounting for Postretirement Benefits other than Pensions," SFAS No. 109 "Accounting for Income Taxes" and SFAS No. 112 "Employers' Accounting for Postemployment Benefits." SFAS No. 106 and SFAS No. 112 are not currently applicable to the Company because the Company does not currently provide post-retirement or post-employment benefits to its employees. The Company implemented SFAS No. 109 in 1993.

OTHER INFORMATION

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - None

          (b) No reports of Form 8-K were filed during the first quarter, 1993.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      GROUND ROUND RESTAURANTS, INC.

Date:     February 15, 1994         By:  /s/ Michael R. Jorgensen
                                         Senior Vice President,
                                         Chief Financial Officer
                                         and Treasurer
                                         duly authorized