Form 10-Q
period 1994-04-15
GROUND ROUND RESTAURANTS INC
filed 1994-05-11
CIK 51467

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
      EXCHANGE ACT OF 1934
      For Quarterly period ended April 3, 1994

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
      EXCHANGE ACT OF 1934
      for the transition period from ___ to ___



Commission File Number: 1-6192


                      GROUND ROUND RESTAURANTS, INC.
          (Exact name of registrant as specified in its charter)


New York                                                13-5637682

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

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

Number of shares of Common Stock, $ .1667 par value outstanding as of May 9, 1994: 11,113,269


                      GROUND ROUND RESTAURANTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                  As of April 3, 1994 and October 3, 1993
             (Dollars in thousands, except per share amounts)

                                             1994              1993
                                             (Unaudited)
ASSETS:

Current assets:
 Cash and cash equivalents                $    3,571      $    1,262
 Receivables, net of allowances
   uncollectible accounts of $221 and $95
   in 1994 and 1993, respectively              1,567           1,359
 Inventories                                   2,662           2,511
 Prepaid expenses and other current assets     2,514           6,413
   Total current assets                       10,314          11,545

Property and equipment:
 Land                                         11,434          11,434
 Buildings and leasehold improvements        112,545         106,869
 Machinery and equipment                      37,640          35,439
                                             161,619         153,742
 Accumulated depreciation and amortization    38,824          33,211
   Property and equipment, net               122,795         120,531
Other assets                                  20,192          19,737

                                          $  153,301      $  151,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                        $    5,986      $    7,871
 Accrued expenses                            15,420          15,105
 Income taxes                                   554              69
 Current portion of long-term debtations
   and capital lease obligations              1,020           1,055
   Total current liabilities                 22,980          24,100

Long-term debt and capital lease obligations
   obligation                                58,802          59,250
Deferred income taxes                         2,758           2,744
Other long-term liabilities                   6,931           7,082




                              GROUND ROUND RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                          As of April 3, 1994 and October 3, 1993
                     (Dollars in thousands, except per share amounts)



Stockholders' equity:
Preferred Stock, undesignated, par
 value $100 per share;authorized
 30,000 shares; none issued
Common Stock, par value $.1667 per share:
 authorized 35,000,000 shares in 1994
 and 15,000,000 shares in 1993; issued
 11,113,000 in 1994 and 11,099,000
 shares in 1993                               1,852           1,850

Additional paid-in capital                   57,629          57,572
Retained earnings (accumulated deficit)       2,491            (597)
                                             61,972          58,825
Deferred Officer Compensation                  (142)           (188)
 Total stockholders' equity                  61,830          58,637
                                         $  153,301      $  151,813

See notes to consolidated financial statements.

                      GROUND ROUND RESTAURANTS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share amounts)
                                (Unaudited)




                             Three Months Ended        Six Months Ended
                             April 3,   April 4,      April 3,   April 4,
                              1994        1993          1994      1993

Revenue                  $  59,885    $  56,389     $  122,084     $  118,620

Costs and expenses:
 Cost of products sold      50,485       46,966        101,953         98,468
 Selling, general and
   administrative            3,672        3,965          7,801          8,536
 Depreciation and            3,367        2,651          6,636          5,496
   amortization
 Interest expense              979          999          2,055          2,174
 Other (income)expense        (902)           4           (901)            43
                            57,601       54,585        117,544        114,717

 Income before taxes         2,284        1,804          4,540          3,903

 Income taxes                  730          577          1,452          1,249

Net income                $  1,554     $  1,227       $  3,088       $  2,654


Weighted average common     11,113       11,085         11,106         11,074
 shares outstanding

Net income per            $    .14     $    .11       $    .28       $    .24
 common share



See notes to consolidated financial statements.



                      GROUND ROUND RESTAURANTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six Months Ended April 3, 1994 and April 4, 1993
                          (Dollars in thousands)
                                (Unaudited)


                                            1994             1993

Cash flows from operating activities:
Net income                               $  3,088        $   2,654
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization          6,801            5,696
     Deferred taxes                            14              270
     (Gain) Loss on disposition of
        assets                             (1,542)              43
     Other                                     46
Change in operating assets and
  liabilities:
     Accounts receivable                     (139)             162
     Inventories and prepaid expenses       3,748             (774)
     Accounts payable and other
       liabilities                         (1,093)          (3,523)
       Net cash provided by                10,923            4,528
       operating activities

Cash flows from investing activities:
Purchase of property and equipment         (8,664)        (5,051)
Proceeds on sale of property & equipment    1,950
Purchase of liquor license                   (181)          (160)
Deposits received (paid)                     (101)            20
Pre-opening costs                            (532)          (130)
  Net cash used in investing activities    (7,528)        (5,321)

Cash flows from financing activities:
Proceeds from long-term borrowings            700          4,000
Payments of long-term borrowings           (1,182)        (3,113)
Payments of deferred debt costs              (604)           (57)
  Net cash (used in) provided by
    financing activities                   (1,086)           830
Net increase in cash                        2,309             37
Cash and cash equivalents at
  beginning of period                       1,262          2,220
Cash and cash equivalents at
  end of period                          $  3,571       $  2,257





See notes to consolidated financial statements

                      GROUND ROUND RESTAURANTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the periods ended April 3, 1994 and April 4, 1993
                                (Unaudited)

1.   BASIS OF PRESENTATION

  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April 3, 1994 and the results of operations for the 13-week and 26-week periods ended April 3, 1994 and the 13-week and 27-week periods ended April 4, 1993. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.
  It is suggested that these financial statements be read in conjuction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 3, 1993 and Form 10-Q for the quarterly period ended January 2, 1994.

  Certain items in specific captions in the accompanying Consolidated Financial Statements have been reclassified for comparative purposes.

2.   DEFERRED PRE-OPENING COSTS

  Pre-opening costs consist of incremental amounts directly associated with opening a new restaurant. These costs, which principally include initial purchases of expendables and expenses of the restaurant staff, hired to operate the restaurant upon opening, for the training period before the restaurant opens, are capitalized and amortized for all restaurants opened in fiscal 1994 over the twelve-month period following the restaurant opening. For all restaurants opened prior to fiscal 1994, these costs are amortized over a 24-month period. The impact of the change in amortization period was not material on the financial statements for the quarter and six months ended April 3, 1994.

3.   COST OF PRODUCTS SOLD


  Cost of products sold comprises the following:

                           Three Months Ended    Six Months Ended
                           April 3,   April 4,   April 3,  April 4,
                             1994       1993      1994      1993

  Food and beverage     $   19,107    $   17,734    $   38,829  $   37,015
    costs
  Labor Costs               19,110        17,733        38,576      37,568
  Other Costs               12,268        11,499        24,548      23,885
                        $   50,485    $   46,966    $  101,953  $   98,468

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



GENERAL

Ground Round Restaurants, Inc. (the "Company") operated 167 and franchised 45 family-oriented, full service casual dining restaurants at April 3, 1994.

Fiscal year 1994 will have 52 weeks as compared with 53 weeks in 1993. The six months ended April 3, 1994 is comprised of 26 weeks while the six months ended April 4, 1993 is comprised of 27 weeks. The three month periods ended April 3, 1994 and April 4, 1993 are each comprised of 13 weeks.


COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED APRIL 3,
1994 AND APRIL 4, 1993


The following table sets forth the percentages which the items in the Company's
Consolidated Statements of Operations bear to total revenue or Company-operated restaurant revenue, as indicated:


                            Three Months Ended   Six Months Ended
                            April 3,   April 4,  April 3,  April 4,
                              1994       1993      1994     1993

Restaurant revenue             99.2%     99.0%     99.1%    99.0%
Franchise revenue                .8       1.0        .9      1.0
  Total Revenue               100.0     100.0     100.0    100.0

Cost of products sold (1)      85.0      84.2      84.2     83.9
Selling, general &              6.1       7.0       6.4      7.2
  administrative
Depreciation and amortization   5.6       4.7       5.4      4.6
Interest expense, net           1.6       1.8       1.7      1.8
Other (income) expense         (1.5)        0       (.7)       0
Income before taxes             3.8       3.2       3.7      3.2
Income taxes                    1.2       1.0       1.2      1.0
Net Income                      2.6%      2.2%      2.5%     2.2%

(1)As a percentage of Company-operated restaurant revenue.

Restaurant Revenue: Restaurant revenue totalled $59.4 million for the quarter and $121.0 million for the six months ended April 3, 1994, respectively, versus $55.8 million and $117.4 million for the quarter and six months ended April 4, 1993. Restaurant revenue is comprised of comparable restaurant revenue (revenue from restaurants open during all of the most recently completed fiscal year) and non-comparable restaurant revenue.

Comparable restaurant revenue decreased .7% and .5% for the quarter and six months ended April 3,1994, respectively, versus the same periods in the prior year. This decrease is principally attributable to record snowfalls and cold temperatures in January, which caused the Company to suffer a 7.8% decrease in comparable restaurant sales levels. Comparable restaurant sales increased 2.7% and 2.3% in February and March of 1994, respectively, over the same months in 1993.

Non-comparable restaurant revenue increased by $4.0 million in the quarter and $8.0 million in the six months ended April 3, 1994, respectively, over the same periods ended April 4, 1993. This increase is due to eight new restaurants built in late 1993 and three new restaurants opened to date in fiscal 1994.

Changes in sales mix have continued to result in an increased average guest check of $8.31 for the six months ended April 3, 1994, versus $7.81 for the six months ended April 4, 1993. An insignificant amount of this increase is due to price increases on existing menu items.

Franchise Revenue. Net revenue from franchise restaurants (consisting of royalties and franchise fees) were approximately $487,000 for the quarter and $1.1 million for the six months ended April 3, 1994, respectively, versus approximately $590,000 and $1.2 million for the quarter and ended
April 4, 1993. No initial franchise fees were recognized during the quarter and fees for one were included in the six months ended April 3, 1994 versus fees for one in the second quarter and three in the six months ended
April 4, 1993, respectively.

Cost of Products Sold. Cost of products sold consists of food and beverage costs and restaurant operating expenses. Food and beverage costs totalled 32.2% and 32.1% of Company-operated restaurant revenue in the second quarter and six months ended April 3, 1994, respectively, versus 31.8% and 31.5% for the second quarter and six months ended April 4, 1993. Restaurant operating expenses were 52.8% and 52.1% of Company-operated restaurant revenue in the second quarter and six months ended April 3, 1994, respectively, as compared with 52.4% in both the second quarter and six months ended April 4, 1993.

Food and beverage costs as a percentage of Company-operated restaurant revenue increased by .4% and .6% for the second quarter and six months ended April 3, 1994. This increase is due largely to higher beef costs, changes in overall sales mix and waste resulting from weather-related sales shortfalls in January. Additionally, the Company has not implemented any systemwide price increases in the past year to pass on inflationary product costs.

Restaurant operating expenses as a percentage of Company-operated restaurant revenue increased .4% in the second quarter of 1994 versus 1993, but decreased .3% for the six month period. The increase in the second quarter of 1994 is principally due to the weather-related sales shortfalls in January
resulting in fixed costs increasing as a percentage of revenue.   Labor costs
continue to hold at lower levels than in the prior year, partly as a result of a change in the Company's policy on paying accrued vacation to employees upon termination of employment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were 6.1% and 6.4% of total revenue for the second quarter and six months ended April 3, 1994, respectively, as compared with 7.0% and 7.2% for the same periods in 1993. Selling expenses,comprised of advertising and point of purchase materials, development and production costs, were .4% and .5% of revenue in the quarter and six months ended
April 3, 1994, versus .7% and .8% for the quarter and six months ended
April 4, 1993. While the first quarter of 1994 included television and radio image-oriented campaigns, the second quarter of 1994 and 1993 consisted primarily of point of purchase and restaurant-directed advertising.

General and administrative costs, comprised of restaurant manager training, regional overhead, and corporate administrative costs, were 5.7% and 5.9% in the second quarter and six months ended April 3, 1994, respectively, versus 6.3% and 6.4% for the same periods in 1993. For the quarter and six month periods, the Company has experienced lower corporate payroll and bonus than in the comparable periods in 1993. These reductions have been partially offset by increased training and recruitment costs associated largely with hiring of new restaurant management, as well as increased expenditures to support new restaurant development programs.

Depreciation and Amortization. Depreciation and amortization increased to 5.6% and 5.4% of total revenue for the second quarter and six months ended
April 3, 1994, respectively, from 4.7% and 4.6% for the second quarter and six months ended April 4, 1993. This increase is the result of eight new restaurants opened in fiscal 1993, three new restaurants opened in fiscal
1994 and forty-nine restaurants remodeled since fiscal 1992.

Interest Expense. Interest expense decreased .2% in the second quarter and .1% for the six months ended April 3, 1994 over the same periods in 1993. While debt balances are above 1993 levels due to borrowings for new store construction in fiscal 1993 and 1994, the termination of a swap agreement in late fiscal 1993 resulted in lower effective interest rates.

Other Income and Expense. During the second quarter of 1994, the Company completed a sale of one location for approximately $2.0 million and realized a pretax gain of approximately $1.4 million. This gain was partially offset by the write-off of $.6 million in expenses associated with a proposed public offering of convertible subordinated debentures which the Company withdrew due to market conditions.

Income Taxes. The Company's effective income tax rate was 32% in the second quarter and first six months of 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES
A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms the Company operates with working capital deficits as is typical in the restaurant industry.
The Company had working capital deficits of $12.7 million and $12.6 million as of April 3, 1994 and October 3, 1993, respectively.

Net cash provided by operating activities totalled $10.9 million in the first six months of 1994 as compared with $4.5 million in the first six months of 1993. This increase is primarily the result of an irrevocable letter of credit exchanged for cash insurance reserves related to the Company's casualty insurance program. The Company had capital expenditures totalling $9.4 million and $5.3 million for the six months ended April 3, 1994 and April 4, 1993, respectively, primarily for new restaurant construction, restaurant remodeling and capital maintenance.


The Company has a $70 million credit facility, with availability of $68.1 million after a prepayment made during the second quarter of 1994, comprising $51.8 million in term debt and $16.3 million as a revolving facility to fund operations and new store development. This revolving facility converts to a term debt on October 8, 1995. Principal payments under these facilities begin in October 1995 and are scheduled through July 2000. The credit facilities contain certain restrictions on the conduct of the Company's business.

II. OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders

      The following nominees for the Board of Directors, each to be elected for the ensuing fiscal year and until his successor is elected and qualified, were elected at the Annual Meeting of Shareholders held on January 14, 1994:

                                       FOR               WITHHELD

      Michael P . O'Donnell         9,347,453             545,727
      J. Eric Hanson                9,347,553             545,627
      Robert E. Lee                 9,348,553             544,627
      David J.P. Meachin            9,348,553             544,627
      Stanley J. Moss               9,346,056             547,127
      Thomas J. Russo               9,348,553             544,627
      Daniel  R. Scoggin            9,348,553             544,627

      At such Annual Meeting, the shareholders approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue to 35,000,000 from 15,000,000:

                   FOR           AGAINST         ABSTAIN

                9,297,983        581,438          13,759

      No other matters were submitted to a vote of security holders.

Item 6:             EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits - None

      (b) No reports of Form 8-K were filed during the first quarter, 1994.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GROUND ROUND RESTAURANTS, INC.

Date: _________________       By:/s/ Michael R. Jorgensen
                                 Senior Vice President, Chief Financial
                                 Officer and Treasurer
                                 duly authorized