Form 10-Q
period 1994-08-09
GROUND ROUND RESTAURANTS INC
filed 1994-08-11
CIK 51467

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For Quarterly period ended July 3, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [    ]

Number of shares of Common Stock, $ .1667 par value outstanding as of August 9, 1994: 11,113,269




                      GROUND ROUND RESTAURANTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                  As of July 3, 1994 and October 3, 1993
             (Dollars in thousands, except per share amounts)

                                                     1994              1993
                                                 (Unaudited)          (Note)
ASSETS:

Current assets:
 Cash and cash equivalents                        $    2,174      $    1,262
 Receivables, net of allowances for
 uncollectible accounts of $285 and $95
 in 1994 and 1993, respectively                        1,606           1,359
 Inventories                                           2,671           2,511
 Prepaid expenses and other current assets             2,917           6,413
   Total current assets                                9,368          11,545

Property and equipment:
 Land                                                 11,203          11,434
 Buildings and leasehold improvements                114,310         106,869
 Machinery and equipment                              38,116          35,439
                                                     163,629         153,742
 Accumulated depreciation and amortization            41,042          33,211
   Property and equipment, net                       122,587         120,531
Other assets                                          20,282          19,737

                                                  $  152,237      $  151,813


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                 $    6,237      $    7,871
 Accrued expenses                                     15,335          15,105
 Income taxes                                            100              69
 Current portion of long-term debt and
 capital lease obligations                               956           1,055
   Total current liabilities                          22,628          24,100

Long-term debt and capital lease obligations          56,131          59,250
Deferred income taxes                                  3,303           2,744
Other long-term liabilities                            6,732           7,082



                              GROUND ROUND RESTAURANTS, INC.
                               CONSOLIDATED BALANCE SHEETS
                           As of July 3, 1994 and October 3, 1993
                     (Dollars in thousands, except per share amounts)

                                                      1994            1993
                                                   (Unaudited)
Stockholders' equity:
Preferred Stock, undesignated, par
 value $100 per share; authorized
 30,000 shares; none issued
Common Stock, par value $.1667 per share:
  authorized 35,000,000 shares in 1994
  and 15,000,000 shares in 1993; issued
  11,113,000 in 1994 and 11,099,000
  shares in 1993                                       1,852           1,850

Additional paid-in capital                            57,629          57,572
Retained earnings (accumulated deficit)                4,082           (597)
                                                      63,563          58,825
Deferred Officer Compensation                           (120)           (188)
 Total stockholders' equity                           63,443          58,637
                                                  $  152,237      $  151,813

Note: The balance sheet at October 1993 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

See notes to consolidated financial statements.


                      GROUND ROUND RESTAURANTS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share amounts)
                                (Unaudited)




			                    					  Three Months Ended         Nine Months Ended
   					                					 July 3, 			 July 4,   	    July 3,		  	July 4,
        					            					 1994  			   1993 						    1994    	   1993
Revenue                 			$  60,670		  $  55,760   		$  182,754   $  174,380

Costs and expenses:
 Cost of products sold        50,407       46,492        152,360      144,960
 Selling, general and
   administrative              3,634        3,676         11,435       12,212
 Depreciation and amortization 3,402        2,738         10,038        8,234
 Interest expense                958          849          3,013        3,023
 Other (income) expense          (77)           4           (978)          47
                              58,324       53,759        175,868      168,476

 Income before taxes           2,346        2,001          6,886        5,904

 Income taxes                    751          640          2,203        1,889

Net income                  $  1,595     $  1,361       $  4,683     $  4,015


Weighted average common
 shares outstanding           11,113       11,095         11,107       11,081


Net income per common
share                      $     .14     $    .12       $    .42     $    .36




See notes to consolidated financial statements.



                      GROUND ROUND RESTAURANTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended July 3, 1994 and July 4, 1993
                          (Dollars in thousands)
                                (Unaudited)

                                              1994             1993

Cash flows from operating activities:
Net income                                 $  4,683        $   4,015
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization           10,288            8,519
     Deferred taxes                             559              433
     (Gain) Loss on disposition of assets    (2,061)              62
     Other                                       68
Change in operating assets and
     liabilities:
     Accounts receivable                       (148)            (221)
     Inventories and prepaid expenses         3,336           (1,585)
     Accounts payable and other
     liabilities                             (1,458)            (668)
       Net cash provided by
       operating activities                  15,267           10,555

Cash flows from investing activities:
Purchase of property and equipment          (13,371)         (11,396)
Proceeds on sale of property & equipment      3,811
Purchase of liquor license                     (547)            (175)
Deposits received (paid)                       (111)              20
Pre-opening costs                              (616)            (141)
Notes receivable and working capital
    loan collections                                            (111)
  Net cash used in investing activities     (10,834)         (11,803)

Cash flows from financing activities:
Proceeds from long-term borrowings              700            6,100
Payments of long-term borrowings             (3,575)          (4,003)
Payments of deferred debt costs                (705)             (61)
Proceeds from issuance of common stock           59
  Net cash (used in) provided by
  financing activities                       (3,521)           2,036

Net increase in cash                            912              788
Cash and cash equivalents at
beginning of period                           1,262            2,220
Cash and cash equivalents at
end of period                              $  2,174         $  3,008



See notes to consolidated financial statements

                      GROUND ROUND RESTAURANTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the periods ended July 3, 1994 and July 4, 1993
                                (Unaudited)

1.   BASIS OF PRESENTATION

  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 3, 1994 and the results of operations for the 13-week and 39-week periods ended July 3, 1994 and the 13-week and 40-week periods ended July 4, 1993. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 3, 1993.

  Certain items in specific captions in the accompanying Consolidated Financial Statements have been reclassified for comparative purposes.

2.   DEFERRED PRE-OPENING COSTS

  Pre-opening costs consist of incremental amounts directly associated with opening a new restaurant. These costs, which principally include initial purchases of expendables and expenses of the restaurant staff hired to operate the restaurant upon opening, for the training period before the restaurant opens, are capitalized and amortized for all restaurants opened in fiscal 1994 over the twelve-month period following the restaurant opening. For all restaurants opened prior to fiscal 1994, these costs are amortized over a 24-month period. The impact of the amortization period was not material on the financial statements for the quarter and nine months ended July 3, 1994.

3.   COST OF PRODUCTS SOLD


  Cost of products sold comprises the following:


                                 Three Months Ended    Nine Months Ended
                                  July 3,    July 4,    July 3,   July 4,
                                   1994        1993      1994      1993
  Food and beverage costs      $  19,105  $  17,713  $  57,934 $  54,728
  Labor Costs                     19,158     17,655     57,734    55,223
  Other Costs                     12,144     11,124     36,692    35,009
                               $  50,407  $  46,492   $152,360  $144,960


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS





GENERAL

Ground Round Restaurants, Inc. (the "Company") operated 162 and franchised 44 family-oriented, full service casual dining restaurants at July 3, 1994.

Fiscal year 1994 will have 52 weeks as compared with 53 weeks in 1993.
The nine months ended July 3, 1994 is comprised of 39 weeks while the nine months ended July 4, 1993 is comprised of 40 weeks. The three month periods ended July 3, 1994 and July 4, 1993 are each comprised of 13 weeks.


COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND NINE
MONTHS ENDED JULY 3, 1994 AND JULY 4, 1993


The following table sets forth the percentages which the items in the Company's
Consolidated Statements of Operations bear to total revenue or Company-operated restaurant revenue, as indicated:


                                      Quarter Ended         Nine Months Ended
                                     July 3,   July 4,       July 3, July 4,
                                      1994      1993          1994    1993

Restaurant revenue                    99.1%     98.7%        99.1%     98.9%
Franchise revenue                       .9       1.3           .9       1.1
  Total Revenue                      100.0     100.0        100.0     100.0

Cost of products sold (1)             83.8      84.5         84.1      84.1
Selling, general & administrative      6.0       6.6          6.3       7.0
Depreciation and amortization          5.6       4.9          5.5       4.7
Interest expense, net                  1.6       1.5          1.6       1.7
Other (income) expense                 (.1)        0          (.5)        0
Income from continuing operations
  before tax                           3.9       3.5          3.8       3.4
Income taxes                           1.3       1.1          1.2       1.1
Income from continuing operations      2.6%      2.4%         2.6%      2.3%



(1) As a percentage of Company-operated restaurant revenue.


Restaurant Revenue: Restaurant revenue totalled $60.1 million and $181.2 million for the quarter and nine months ended July 3, 1994, respectively, versus $55.0 million and $172.5 million for the quarter and nine months ended July 4, 1993. Restaurant revenue is comprised of comparable restaurant revenue (revenue from restaurants open during all of the most recently completed fiscal year) and non-comparable restaurant revenue.

Comparable restaurant revenue increased 2.3% and .5% for the quarter and nine months, respectively, versus the same periods in the prior year. Management believes the increase in the quarter and nine months is principally attributable to image and product-based advertising in the first and third quarters, offset by record snowfalls and cold temperatures in January, which caused the Company to suffer a 7.8% decrease in comparable restaurant sales that month.

Non-comparable restaurant revenue increased by $3.9 million and $11.7 million, respectively, in the quarter and nine months ended July 3, 1994 over the same periods ended July 4, 1993. This increase is due to eight (8) new restaurants built in late 1993 and four (4) new restaurants opened to date in fiscal 1994.

Average guest check has held at relatively constant levels, and was $8.27 in June and $8.30 for the nine months ended July 4, 1994.

Franchise Revenue. Net revenue from franchise restaurants (consisting of royalties and franchise fees) were approximately $528,000 and $1.6 million, respectively, for the quarter and nine months ended July 3, 1994 versus approximately $718,000 and $1.9 million for the quarter and nine months ended July 3, 1994. The third quarter of 1993 included the collection of previously reserved royalties of $179,000.

Cost of Products Sold. Cost of products sold consists of food and beverage costs and restaurant operating expenses. Food and beverage costs totalled 31.8% and 32.0% of Company-operated restaurant revenue in the quarter and nine months ended July 3, 1994, respectively, versus 32.2% and 31.7% for the quarter and nine months ended July 4, 1993. Restaurant operating expenses were 52.0% and 52.1% of Company-operated restaurant revenue in the quarter and nine months ended July 3, 1994, respectively, as compared with 52.3% and 52.4% for the quarter and nine months ended July 4, 1993.

Food and beverage costs as a percentage of Company-operated restaurant revenue decreased by .4% for the third quarter but increased .3% in the nine months ended July 3, 1994 over the prior year. This decrease in the quarter is due largely to lower beef, steak, and produce costs as well as management's increased efforts to control food costs and reduce waste. Beef, steak and produce costs were higher during the first half of 1994 versus 1993, resulting in increased food and beverage costs for the nine months ended July 3, 1994.

Restaurant operating expenses decreased .3% in the third quarter and .2% for the nine months ended July 4, 1994. Labor costs have decreased .2% for the quarter and .1% for the nine month period ended July 3, 1994. This decrease, which results from a change in the Company's policy on paying accrued vacation to employees upon termination of employment,is offset by an approximate $300,000 increase in bonuses earned by restaurant management based on increased profits. Other costs have remained at relatively constant levels as compared with the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were 6.0% and 6.3%, respectively, of total revenue for the quarter and nine months ended July 3, 1994 as compared with 6.6% and 7.0% for the same periods in 1993. Selling expenses, comprised of media advertising and point of purchase materials, development and production costs, were .7% and .6% of revenue in the quarter and nine months ended July 3, 1994, versus .8% for both the quarter and nine months ended July 4,1993. While media expenditures have been increased during fiscal 1994, they have been offset by decreased point of purchase campaigns and revenue increases causing a decrease in percentage of sales. The third quarter of 1994 included image oriented and product based media campaigns in selected markets in addition to the continued point of purchase promotions.

General and administrative costs, comprised of restaurant manager training, regional overhead, and corporate administrative costs, were 5.3% and 5.7% in the quarter and nine months ended July 3, 1994, respectively, versus 5.8% and 6.2% for the same periods in 1993. For the quarter and nine months, the Company has experienced lower corporate payroll than the comparable periods in 1993. These reductions have been partially offset by increased training and recruitment costs associated largely with hiring of new restaurant management, as well as the increased expenditures to support new restaurant development programs.

Depreciation and Amortization. Depreciation and amortization increased to 5.6% and 5.5% of total revenue for the quarter and nine months ended July 3, 1994, from 4.9% and 4.7% for the quarter and nine months ended July 4, 1993. This increase is the result of eight (8) new restaurants opened in 1993, four (4) new restaurants opened in 1994 and sixty (60) restaurants remodeled since 1992.

Interest Expense. Interest expense increased .1% in the third quarter of 1994 versus 1993 but is down .1% of revenue for the nine months ended July 3, 1994 over 1993. Increase for the quarter is the result of higher interest rates and increased borrowings of approximately $3.0 million as compared with prior year levels.

Other Income and Expense. During the third quarter of 1994, the Company completed a sale of four locations for net proceeds totaling $1.8 million. The related gain was largely offset by a loss accrual for other potential location closings. During the second quarter of 1994, the Company completed a sale of one location for approximately $2.0 million and realized a pretax gain of approximately $1.4 million. This gain was partially offset by the write-off of $.6 million in expenses associated with a proposed public offering of convertible subordinated debentures which the Company withdrew due to market conditions.

Income Taxes. The Company's effective income tax rate was 32% in the third quarter and first nine months of 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES
A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $13.3 million and $12.6 million as of July 3, 1994 and October 3, 1993, respectively.

Net cash provided by operating activities totalled $15.3 million in the first nine months of 1994 as compared with $10.6 million in the first nine months of 1993. This increase is primarily the result of an irrevocable letter of credit exchanged for cash insurance reserves related to the Company's casualty insurance program. The Company had capital expenditures totalling $14.5 million and $11.7 million for the nine months ended July 3, 1994 and July 4, 1993, respectively, primarily for new restaurant construction, restaurant remodeling and capital maintenance.

The Company has a $70 million credit facility, with availability of $67.7 million after prepayments made during the second and third quarters of 1994, comprising $51.4 million in term debt and $16.3 million as a revolving facility to fund operations and new store development. This revolving facility converts to term debt on October 8, 1995. Principal payments under these facilities begin in October 1995 and are scheduled through July 2000. The credit facilities contain certain restrictions on the conduct of the Company's business.

II.                 OTHER INFORMATION


Item 6:             EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits - None

      (b) No reports of Form 8-K were filed during the third quarter, 1994.






                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GROUND ROUND RESTAURANTS, INC.

Date:  August 11, 1994      By:   /s/ Michael R. Jorgensen
                                 Senior Vice President, Chief Financial
                                 Officer and Treasurer
                                 duly authorized