Form 10-K
period 1994-10-02
GROUND ROUND RESTAURANTS INC
filed 1994-12-21
CIK 51467

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Fiscal Year Ended October 2, 1994

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ____ to _____

Commission File Number:  1-6192

                        GROUND ROUND RESTAURANTS, INC.
            (Exact name of registrant as specified in its charter)

New York                                                                                               13-5637682
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

35 Braintree Hill Office Park, Braintree, Massachusetts 02184
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:  (617) 380-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of each Exchange on which registered
- - -------------------                        -----------------------------------------
Common Stock, $ .1667 par value            NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On November 30, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $47.2 million, based upon the last reported sale price for a share of the Registrant's Common Stock on the NASDAQ National Market System.

Number of shares of Common Stock outstanding as of November 30, 1994:
11,114,269.

                                FORM 10-K INDEX

                                                       PART I

                                                                                                 Page
                                                                                                 ----
Item 1        Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 2        Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 3        Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 4        Submission of Matters to a Vote of
                 Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                                                       PART II

Item 5        Market for the Registrant's Common Stock
                 and Related Shareholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 6        Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 7        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 8        Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . 19

Item 9        Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . 19

                                                       PART III

Item 10       Directors and Executive Officers of
                 the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

Item 11       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 12       Security Ownership of Certain Beneficial
                 Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 13       Certain Relationships and Related
                 Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                                       PART IV

Item 14       Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

                                      (i)

                                     PART I


ITEM 1.   BUSINESS

RECENT EVENT

On August 23, 1994, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement) to be acquired at a cash purchase price of $9.00 per share (the "Merger Consideration") by a new company formed by institutional investors led by 399 Ventures, Inc. Stockholders in the acquiror will include members of senior management of the Company. Completion of the transaction, which will be effected by a statutory merger, is subject to receipt of financing as well as customary closing conditions. At the time the Merger Agreement was signed, the acquiror delivered to the Company a letter that it had obtained from Bear, Stearns & Co., Inc. ("Bear Stearns") indicating that, based on then-current market conditions and subject to a number of material financial conditions, Bear Stearns was highly confident of its ability to place debt securities constituting a substantial portion of the proposed financing. Approval of the merger requires a two-thirds vote of the Company's stockholders.

On November 16, 1994, the Company announced that it had agreed to extend until January 31, 1995 the termination date of the Merger Agreement in order to allow the acquiror more time to arrange financing for the transaction. The Company announced that it had been advised by the acquiror that the acquiror had received advice from Bear Stearns regarding the deterioration of conditions in the high-yield financing market and that, as a result, the acquiror did not believe that the financing necessary to consummate the proposed merger will be available on the terms contemplated at the time of the original Merger Agreement. As a result, the acquiror has advised the Company that it is pursuing alternative financing structures to complete the transaction. Under the Merger Agreement, the acquiror is obligated to use its best efforts to obtain financing on terms contemplated at the time of the original Merger Agreement that would permit it to consummate the merger for the Merger Consideration. There can be no assurance that the financing can be obtained on such terms and, therefore, that the merger can be completed.

The amended Merger Agreement entitles either party to terminate the agreement if the merger does not occur on or before January 31, 1995, provided that the party electing to terminate is not in material breach of the Merger Agreement. If the Merger Agreement is terminated, the Company will not be obligated to pay any fees of the acquiror under the Merger Agreement other than to reimburse the acquiror's expenses up to a maximum of $1.5 million under certain circumstances, including termination of the agreement to accept an offer from a third party. The Company may furnish information to and negotiate with parties making unsolicited inquiries, accept an offer received from a third party, and terminate the amended Merger Agreement.

OVERVIEW

The Company operates and franchises family-oriented, full-service, casual dining restaurants in 23 states in the Northeast, Mid- Atlantic and Midwest regions of the United States and franchises one restaurant in Canada. Ground Round restaurants offer a broad selection of high quality, moderately-priced menu items, including a choice of appetizers, entree salads, specialty sandwiches, the one-half pound THE GROUND ROUNDER(R) hamburger and entrees featuring seafood, baby back ribs, steak, chicken and pasta, as well as full liquor service. A specialty section of the menu, "Just for Kids," offers pizza, hot dogs and grilled cheese sandwiches at reduced prices. On Tuesdays or Thursdays, KIDS PAY WHAT THEY WEIGH(R) at JUST A PENNY A POUND(R) for any item selected from the children's section of the menu. As of October 2, 1994, the end of the Company's most recent fiscal year, there were 205 restaurants system-wide, 164 of which were Company-operated and 41 of which were operated by franchisees.

STRATEGY

The Company's objective is to become the premier family-oriented, full service, casual dining restaurant in the industry. The key elements of the Company's strategy include the following:

- - --   emphasizing a "no compromise" dining experience by creating an atmosphere
     WHERE KIDS CAN RELAX...AND GROWN-UPS CAN HAVE FUN(R);


- - --   offering customers an excellent price-to-value alternative to other casual dining restaurants;

- - --   revitalizing the menu to offer items that are more appealing to the
     Company's target customers;

- - --   implementing a new compensation plan designed to motivate each restaurant general manager by tying financial rewards to the operating profits of the manager's restaurant;

- - --   remodeling older restaurants to improve their exterior and interior appearance to provide continuity throughout the Ground Round system;

- - --   selling or closing certain restaurants for which renovation is not economically justifiable; and

- - --   accelerating the rate at which the company opens new restaurants.

No Compromise Dining. The Company seeks to create an atmosphere WHERE KIDS CAN RELAX...AND GROWN-UPS CAN HAVE FUN(R). Each restaurant typically has two distinct dining areas, a main dining room for families with children and a smaller dining and bar area for adults. In the main dining room, children can enjoy a special selection of kids' meals while watching cartoons, coloring in books, playing games or being entertained by periodic visits from BINGO THE CLOWN(R). Adults dining without children or families seeking a more mature ambiance can enjoy light snacks and complete meals in the second dining area. By offering two distinct dining atmospheres, the Ground Round restaurants cater to a large customer base, which the Company believes has contributed to the resiliency of the Ground Round concept over the past 25 years.

Excellent Price-to-Value Relationship.   The Company believes it offers its
customers an excellent price-to-value alternative to other casual dining restaurants. By offering sandwiches and entrees that range in price from $3.79 to $12.95 and a children's menu with lower prices, the Company targets both families and adults dining without children seeking a value oriented full-service, casual dining experience. In fiscal 1994, the average guest check in Company-operated restaurants was approximately $8.29 (including alcoholic beverages). Alcoholic beverages have accounted for approximately 22% of restaurant sales during the last three fiscal years.

Revitalized Menu. The Company continues to refine its menu by developing new products, which are perceived to be of higher quality and which reflect changes in guest preferences. Examples include chicken quesadillas, sauteed dishes, such as tomato and basil pasta and chicken alfredo, sizzling fajitas, a 12-ounce, center-cut sirloin steak and cajun swordfish. Several unique desserts, such as CINNAMON DIPPERS(R), CHAOS(R) pie and peanut butter pie, have also been added. Additionally, the Company is reducing the number of menu items to enhance restaurant performance by simplifying execution.

Motivated General Managers. The Company believes that by sharing the restaurant's operating profits with its managers, the Company will foster a feeling of ownership in its managers and encourage entrepreneurship. The Company recently began implementing its Managing General Partner program, which allows each selected general manager to share in the success of the manager's restaurant. A participating general manager will receive 2.5% of the monthly operating profit and 15% of the increase in the quarterly operating profits of the manager's restaurant. Additionally, each participating general manager will receive a bonus of 10% of the total profit of the restaurant in the managers's fifth year in the program. The Company expects that within the next several years, all restaurant general managers will participate in the Managing General Partner program. Currently, each restaurant manager not participating in the Managing General Partner program receives incentive compensation based upon the operating profits of the manager's restaurant. By providing its general managers with a significant participation in the operating profits of their restaurants, the Company believes that it will attract and retain highly motivated managers.

Remodeling Program. The Company currently is in the process of remodeling older restaurants to provide continuity throughout the entire Ground Round system and preserve the integrity of the Ground Round concept. In 1992 and 1993 the Company remodeled 29 restaurants at an average cost of approximately $275,000 per restaurant. In fiscal 1994, the Company remodeled 49 restaurants at an average cost of approximately $147,000 per restaurant. The Company has an additional nine restaurants undergoing remodeling. By the end of fiscal 1995, the Company plans to remodel substantially all remaining restaurants which are economically justifiable to remodel, through which the Company can achieve an adequate return through increased sales.

Divestiture Program. During fiscal 1994, the Company determined that it would sell or close locations for which remodeling was not economically justifiable. During fiscal 1994, the Company closed four locations and sold seven Company-operated restaurants generating cash proceeds of approximately $4.4 million and has agreed to sell, subject to the fulfillment of certain closing conditions, six Company-operated restaurants, which in the aggregate will generate additional cash proceeds of approximately $3.6 million. The Company intends to sell or close an additional 27 restaurants by the end of the second quarter of fiscal year 1996. The disposal of some or all of these resturants is not expected to have a material effect on the Company's operating profit. In addition to the cash proceeds expected by the Company from the sales of the remaining targeted restaurants, the Company should also realize significant economic benefits through improved utilization of assets and decreased management-supervision time.

Expansion Program. Management recently accelerated its expansion program by opening five newly-constructed, Company-operated restaurants during fiscal 1992 and eight newly-constructed, Company-operated restaurants during fiscal 1993. The Company-operated restaurants that were opened in fiscal 1992 recorded average sales of approximately $1.9 million in fiscal 1993 (a 53-week year), compared to $1.4 million average sales recorded by comparable Company-operated restaurants in fiscal 1993. The eight Company- operated restaurants opened during the fourth quarter of fiscal 1993 recorded average annualized sales of approximately $1.8 million for fiscal 1994. The Company opened nine
Company-
operated restaurants in fiscal 1994 and anticipates opening 10 to 20
Company- operated restaurants in fiscal 1995.

THE RESTAURANTS

The Company's restaurants are divided into 20 geographic regions, managed by an Executive Vice President, a Senior Vice President and a Director of Operations. Each region has a Regional Director who typically oversees between five and 16 Company-operated restaurants and one to five franchise restaurants. The day-to-day operation of each restaurant, including personnel management, food procurement, inventory control, guest relations and local marketing, is the responsibility of a general manager who reports to the appropriate Regional Director.

Ground Round restaurants are located primarily in the Northeast, Mid-Atlantic and Midwest regions of the United States. Most restaurants are in free-standing buildings along commercial roadways with high traffic counts. Many of the restaurants are located near a retail shopping area or in major shopping malls.

Ground Round restaurants average approximately 5,600 square feet and 210 seats. The family dining room averages approximately 2,800 square feet in size and has approximately 140 seats. The adult dining room, which includes a bar and lounge, generally averages 1,400 square feet with 70 seats. The Company has developed a restaurant facility prototype for its new restaurants and is remodeling its existing restaurants to make their physical appearance consistent with this prototype. The exterior of the new and remodeled restaurants features a green and yellow striped backlit awning, new illuminated signage and attractive landscaping. The design of Ground Round restaurants is flexible and can be adapted to local architectural styles and varying floor plans. The Company is, therefore, able to convert existing buildings to the Ground Round concept.

The Company estimates that the investment required to open a typical Company-operated restaurant (excluding occupancy costs, such as rent and taxes) currently ranges from approximately $900,000 to $1.3 million, assuming the Company does not purchase the land. The Company currently anticipates that it will lease the land and buildings for substantially all new Company-operated restaurants. Costs for construction of leasehold improvements vary based upon such factors as size, location, condition and type of property. The cost of furniture, fixtures and equipment, initial inventory and supplies and other pre-opening expenses, including liquor licenses, are included in the range set forth above and are incurred whether a restaurant is leased or owned. The Company does not have any exclusive arrangements with contractors or designers.

The Company believes that location is a key factor in a restaurant's ability to operate profitably. The Company studies area demographics, such as household size, density of population and average household income, and site characteristics, such as traffic volume, visibility, accessibility, parking availability, proximity to a major shopping center and proximity to other restaurants. Based on analysis of its most profitable restaurants, the Company seeks sites in areas that have populations in excess of 50,000 persons within a three-mile radius and an average household incomes of approximately $35,000.

The Company intends to locate its new restaurants primarily within or near markets in which existing Ground Round restaurants are concentrated to benefit from marketing and operating efficiencies. Of the new restaurants opened in fiscal 1994, three are in Maryland, two are in Massachusetts, two are in Ohio, and there is one in each of Minnesota and Pennsylvania. The two new franchised restaurants opened in fiscal 1994 are in North Dakota and Pennsylvania.

The Company periodically evaluates the prospects of existing Company-operated restaurants and will, from time to time, sell or close individual restaurants. See " --Strategy--Divestiture Program" above. Similarly, franchised restaurants have closed in the past and may close in the future. During fiscal 1994, eleven Company-operated and five franchised restaurants were closed.
Four franchised restaurants were terminated for cause. Four of the five franchised restaurants that ceased operating during fiscal 1994 were in the bottom 30% in annualized sales among all franchised restaurants.

RESTAURANT OPERATIONS

Hours of Operation. All Ground Round restaurants are open seven days a week, for lunch and dinner, with typical operating hours of 11:30 a.m. to midnight. In most locations, dinner accounts for approximately 60% of sales, with lunch and late night dining accounting for the remaining 40% of sales. Ground Round restaurants are operated in accordance with the Company's uniform operating standards and specifications, which are applied on a system-wide basis. These standards and specifications relate, among other things, to the quality, preparation and selection of menu items, furnishing and equipment, maintenance and cleanliness of restaurant premises and employee service and attire. The Company stresses efficient, courteous and responsive service.

Purchasing. The Company's purchasing department coordinates purchases of most food products and most non-alcoholic beverages used in both Company-operated and franchised restaurants. The nature of the Company's standing purchase order arrangements with its suppliers enables it to anticipate and better control its food costs. The Company purchases beef (other than ground beef), chicken and fish under forward purchase contracts generally having a term of one year, which are designed to assure the availability of specific products at a constant price throughout the year. The Company has a coordinated purchasing system, which offers the same prices to both Company-operated and franchised restaurants. All franchisees are required to purchase food, equipment and smallwares from suppliers approved by the Company. This enables the Company to assure that the items sold in all Ground Round restaurants meet the Company's standards and specifications for uniform quality. Although not required to do so, virtually all franchisees purchase through the Company's purchasing department to capitalize on the strength of the Company's purchasing power. Beer, alcoholic beverages, produce and certain dairy products are purchased by restaurant general managers on a local basis.

Training. The Company emphasizes the training of both new and existing employees. Training is an integral part of both Company- operated and franchised new restaurant openings. A specialized training team works on-site to implement an extensive training program for each hourly employee in a new restaurant prior to and for several weeks after its opening. In addition, the Company has implemented a system-wide training program to achieve standardization of food preparation and operational procedures and efficient, courteous and responsive service.

All managers also are required to complete successfully an eight-to-ten week course in basic skills and management training. A written test and skill demonstration to a supervisor are required to complete the course. In addition, the Company requires that its hourly restaurant employees undergo training relevant to their positions and be certified by a supervisor, based upon a demonstration of the skills necessary for the position and a written test.

As part of its Managing General Partner program, the Company has developed a comprehensive training course which all participating restaurant managers are required to complete successfully. The course includes a workshop on leadership training and covers virtually all aspects of restaurant operations, such as techniques to increase sales, local restaurant marketing, management information systems, understanding the law as a means of risk management, facilities management, food and beverage purchasing and managing employees.

Restaurant Reporting. During fiscal 1993, the Company completed installation of a point of sale system in its restaurants. Through this system, the Company collects sales information and cash balances on a daily basis from each restaurant. The Company also receives payroll and other operating information on a weekly basis from its restaurants. The point of sale system also provides real-time information to restaurant managers which allows them to track sales by menu item, prepare daily cost and sales reports and prepare weekly and monthly profit and loss statements. The Company's goal is to use the information generated by the point of sale system to facilitate planning activities at both the corporate and restaurant levels. In addition, the time required to assemble and report restaurant information should be decreased, allowing the restaurant manager to focus on other aspects of operations.

Marketing.   Historically, the Company's marketing strategy was to use
media-based advertising focused on discounts. In 1993, the Company shifted its strategy to focus on building long-term consumer loyalty, which the Company believes can best be accomplished by providing customers with superior service and value. Accordingly, the Company is focusing on enhancing its image through the remodeling of existing restaurants, increasing training at the restaurant level and improving menus. The Company now principally employs in-store, point of purchase materials such as banners, posters and buttons, as marketing tools. The Company also is using radio advertising that is image- and product-oriented.

Restaurant managers are encouraged to create and implement marketing strategies on a local level to build sales and generate guest traffic and to become involved in community programs in order to strengthen a restaurant's ties to its community. These community programs include activities with area schools and youth organizations and participation in local events.

FRANCHISING

As of October 2, 1994, the Company had 41 franchised restaurants, the majority of which were located in the same geographic regions as, or in close proximity to, Company-operated restaurants. During fiscal 1994, the average annual comparable sales by the Company's franchised restaurants were $1.8 million. The Company's franchise program enables the Company to enhance its brand-name recognition and derive additional revenue without substantial investment.

In fiscal 1994, two new franchised restaurants were opened, and five restaurants were closed. Four of the five franchised restaurants were terminated for cause. Four of the five franchised restaurants that ceased operating during fiscal 1994 were in the bottom 30% in annualized sales among all franchised restaurants. The Company expects four additional franchise restaurants to open in fiscal 1995.

Franchisees undergo a selection process supervised by the Director of Development and requiring final approval by senior management. The Company seeks franchisees with significant experience in the restaurant business who have demonstrated financial and management capabilities to develop and operate a franchised restaurant.

The Company assists franchisees with both the development and ongoing operation of their restaurants. The Company provides assistance with site selection, approves all franchise sites and provides franchisees with prototype plans and specifications for construction of their restaurants. The Company's training and new restaurant opening teams provide on-site instruction to franchised restaurant employees. The Company's support continues with periodic training programs, the provision of manuals and updates relating to product specifications and quality control procedures, advertising and marketing materials and assistance with particular advertising and marketing needs.

Supervision of franchisees is the primary responsibility of the Director of Franchise Operations and the respective Regional Directors. The Company provides the franchisees with ongoing support and assistance in the operations of their restaurants and makes periodic visits to consult with franchisees and assure that franchisees are complying with the terms of the franchise agreement. In addition, from time to time, the Company performs audits to verify the proper calculation of royalty payments from franchisees.

All franchised restaurants are required, pursuant to their respective franchise agreements, to serve Ground Round menu items. In addition, all franchisees are required to purchase food, equipment and smallwares from suppliers approved by the Company. This enables the Company to assure that the items sold in all Ground Round restaurants meet the Company's standards and specifications for uniform quality. Although not required to do so, virtually all franchisees purchase through the Company's purchasing department to capitalize on the strength of the Company's purchasing power.

The current Ground Round franchise agreement has an initial term of 20 years. Among other obligations, the agreements require franchisees to pay an initial franchise fee of $40,000 for the first restaurant and $35,000 for subsequent restaurants and a continuing royalty of 3% of monthly gross sales. The current franchise agreement also requires franchisees to spend 2% of monthly gross sales on advertising, 1 1/2% of which must be spent locally and 1/2% of which is paid to the Company for creative and promotional development. The franchise agreements related to ten of the 41 franchised restaurants will expire in the next five years but give the franchisees the right to renew their agreements for a 20-year term, subject to certain conditions. There currently are no territorial exclusivity provisions that limit the Company's ability to expand in any market. The Company, however, currently is engaged in discussions with an existing franchisee regarding the granting of exclusive territorial development rights in a market in which there are no Ground Round restaurants.

EMPLOYEES

As of October 2, 1994, the Company had approximately 9,400 employees, approximately 5,600 of whom were part-time employees. Approximately 8,700 of these employees were employed in non-management restaurant positions, 600 were involved in restaurant management or training programs and 75 were corporate employees. The typical restaurant has approximately 60 employees. Company employees are not unionized, and the Company considers its employee relations to be good.

COMPETITION

The restaurant business generally, and the full-service, casual dining segment in particular, is highly competitive. While management believes that Ground Round's "no compromise" dining concept distinguishes its restaurants from other casual dining restaurants, there can be no assurance that other chains will not adopt a concept similar to that of Ground Round or that the concept will not lose its appeal. Competitors of Ground Round include restaurants operated by large national and regional chains having substantially greater financial and marketing resources and name recognition than Ground Round, as well as numerous local independent restaurants. The Company and its franchisees also encounter substantial competition in their efforts to obtain suitable locations for new restaurants.

HEALTH CARE AND MINIMUM WAGE LAWS

The Clinton Administration and various members of Congress have proposed legislation to overhaul the nation's health care system. Because the outcome of any health care reform legislation is uncertain, the Company is unable to determine the likely impact of health care reform initiatives on its operations.

A significant number of the Company's food service personnel are paid at rates based on applicable federal and state minimum wages. During the 1992 presidential election campaign, then-candidate Clinton pledged to seek an increase in the minimum wage, coupled with a proposal to index future increases. It is not possible at this time to predict the likelihood that an increase in the minimum wage will be enacted or, if enacted, its impact on the Company's profitability.

GOVERNMENTAL REGULATION

The Company is subject to various federal, state and local laws affecting its employees and guests, its owned and leased properties and the operations of its restaurants. The Company restaurants are subject to licensing and/or regulations by various fire, health, sanitation and safety agencies in the applicable state and/or municipality. In particular, the Company has adopted extensive procedures designed to meet the requirements of applicable food handling and sanitation laws and regulations. The Company has not experienced any material problems resulting from its sanitation and food handling procedures.

Ground Round restaurants are subject to state and local licensing and regulations with respect to the sale and service of alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and the handling, storage and dispensing of alcoholic beverages. The Company has not encountered material problems relating to alcoholic beverage licenses to date, but the failure of a restaurant to obtain or retain a liquor license would adversely affect the restaurant's operations.

In certain states, the Company is subject to "dram shop" statutes, which generally give a person injured by an intoxicated person the right to recover damages from the establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part
of its existing comprehensive general liability insurance.   The Company
currently is a defendant in several "dram shop" suits. Management does not believe that an adverse result in any of these cases will have a materially adverse effect on the Company's financial condition or results of operations.

The Company is subject to federal and state fair labor standards, statutes and regulations that govern such matters as minimum wages, overtime, tip credits, child labor and other working conditions. A significant number of Ground Round food service personnel are paid at rates based on applicable federal and state minimum wages.

The Company's restaurants are subject to the provisions of the Americans with Disabilities Act ("ADA"), which requires that private entities operating places of public accommodation, including restaurants, take steps to ensure that disabled employees and customers are not denied access and are not segregated. Under ADA, however, the Company is not required to make any accommodation that would result in an "undue burden" on the Company.

Management is not aware of any federal or state environmental regulations that have had a material effect on the Company's operations to date. However, more stringent requirements of local governmental bodies with respect to waste disposal, zoning, construction and land use may increase both the cost and the time required for construction of new restaurants and the cost of operating restaurants.

The Company is subject to federal and state laws, rules and regulations governing the offer and sale of franchises. Most states have enacted laws that require detailed disclosure in the offer and sale of franchises and/or the registration of the franchisor with state administrative agencies. The Company also is subject to Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises. Certain states have enacted, and others may enact, legislation governing certain aspects of the franchise relationship and limiting the ability of the franchisor to terminate or refuse to renew a franchise. The law applicable to franchise sales and relationships is rapidly evolving, and the Company is unable to predict the effect on its franchising program of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to franchisors. Such decisions and regulations often have limited the ability of franchisors to enforce certain provisions of franchise agreements and alter or terminate franchise agreements. The scope of the Company's business, and the complexity of franchise regulation, may create regulatory compliance problems from time to time. The Company does not believe that such problems would be material to the operation of its business.

TRADEMARKS

The Company has registered the name THE GROUND ROUND and its logo with the United States Patent and Trademark Office. In addition, the Company has other registered trademarks, including WHERE KIDS CAN RELAX AND GROWN-UPS CAN HAVE FUN; THE GROUND ROUNDER; BINGO THE CLOWN; KIDS PAY WHAT THEY WEIGH; JUST A PENNY A POUND; KIDS PAY BY DEGREE!; IT'S A GREAT DEAL OF FUN!; FAMILY COUNTS; CINNAMON DIPPERS' and SLIDER sundae. The Company believes that these trademarks are valuable to the operation of its restaurants and marketing strategy.



ITEM 2.   PROPERTIES

As of October 2, 1994, the Company operated 164 of the 205 Ground Round restaurants. At 29 locations, both the real estate and structure are owned by the Company in fee. At 117 locations, both the real estate and structure are leased. At the remaining 18 locations, the land is leased and the structure is owned. Lease terms run from 10 to 30 years, with most of the leases providing for an option to renew for at lease one additional term of five years. Within the next five years, 83 of the Company's leases will be up for renewal. Under most leases, rent is calculated as a percentage of gross revenues, subject to a minimum annual rent. Generally, the leases are net leases which require the Company to pay the cost of insurance, taxes and maintenance on the leased property. The Company owned properties and certain leased properties are subject to security interests.

The Company's headquarters are located in a modern office park in Braintree, Massachusetts, where the Company leases approximately 22,000 square feet. The lease expires in 1996 and has a five-year renewal option. The Company believes this space is adequate for its present and projected needs for at least the next five years.

COMPANY-OPERATED RESTAURANT LOCATIONS

The following table sets forth the 164 company-operated restaurants as of October 2, 1994. An * denotes a new restaurant added in 1994:

CONNECTICUT                     Stoughton                     Fairport                     Warminster
  Enfield                       W. Springfield                Fayetteville                 West Chester
  Groton                        Taunton                       Garden City                  Wexford
  Manchester                    Walpole                       Kenmore                      Whitehall
  Plainville                    Worcester                     Kingston
  Rocky Hill                                                  Latham                     RHODE ISLAND
  Waterbury                   MICHIGAN                        Liverpool (2)                Johnston
                                Farmington Hills              Mamaroneck                   Warwick
DELAWARE                        Grand Rapids                  Middletown
  Newark                        Jackson                       Nanuet                     VIRGINIA
  Wilmington                    Kalamazoo                     New Hartford                 Winchester
                                Livonia                       Newburgh
ILLINOIS                        Royal Oak                     Niagara Falls              WISCONSIN
  Bloomington                                                 Northport                    Glendale
  Decatur                     MINNESOTA                       Port Jefferson               Greenfield
  Rockford                      Brooklyn Center               Poughkeepsie                 Janesville
  Springfield                   Burnsville                    Rochester (4)                Racine
                                Coon Rapids                   Roslyn                       Wauwatosa
INDIANA                         Crystal                       Scarsdale                    West Allis
  Castleton                     Duluth                        Schenectady (2)
  Greenwood                     Fridley                       Utica
  Indianapolis (2)              Mankato*                      Vestal
                                North St. Paul                Yonkers
IOWA                            Richfield
  Davenport                     Roseville                   OHIO
  Des Moines                    St. Cloud                     Akron (2)
  Dubuque                       St. Paul                      Cincinnati (3)
  Iowa City                     West St. Paul                 Columbus (3)
  Waterloo                                                    Elyria*
                              MISSOURI                        Kent
KENTUCKY                        Bridgeton                     Kettering
  Florence                      St. Joseph                    Lima
                                St. Louis                     Madeira
MARYLAND                        St. Peters                    Mentor
  Baltimore                                                   Miamisburg
  BelAir*                     NEW HAMPSHIRE                   North Olmsted
  Frederick*                    Manchester                    Parma
  Hagerstown*                                                 Parma Heights
                              NEW JERSEY                      Solon*
MASSACHUSETTS                   Cedar Knolls                  Strongsville
  Allston                       Deptford                      Toledo
  Andover                       Ewing Township                Willowick
  Boston*                       Gloucester
  Braintree                     Greenbrook                  PENNSYLVANIA
  Brighton                      Hackensack                    Camp Hill
  Cambridge                     Hasbrouck Heights             Corapolis
  Danvers                       Keyport                       Erie
  Framingham                    Maple Shade                   Greensburg
  Natick                        Sayreville                    Johnstown
  North Dartmouth               Voorhees                      Monroeville
  Norwell                                                     No. Wales
  Norwood                     NEW YORK                        Philadelphia
  Salem                         Albany (2)                    Pittsburgh (3)
  Saugus                        Amherst                       Reading
  Springfield*                  Bayshore                      Scranton*
  Stoneham                      Clay                          Springfield


FRANCHISED RESTAURANT LOCATIONS

The following table sets forth the 41 franchise restaurants as of October 2, 1994. An * denotes a new restaurant added in 1994:

CONNECTICUT                    NEW HAMPSHIRE                OHIO                         CANADA
  Branford                      Nashua                        Boardman                     Niagara Falls
  Danbury
  Glastonbury                 NEW JERSEY                    PENNSYLVANIA
                                Bordentown                    Langhorne
MAINE                           Egg Harbor                    York *
  Auburn                        Flemington
  Augusta                       Lawrenceville               RHODE ISLAND
  Bangor                        Toms River                    Pawtucket
  So. Portland
                              NEW YORK                       SOUTH DAKOTA
MARYLAND                        Commack                       Sioux Falls
  Annapolis                     Farmingdale
                                Hicksville                  VERMONT
MASSACHUSETTS                   Plattsburgh                   So. Burlington
  Chelmsford                    Rensselaer
  Hadley                        Sayville                    VIRGINIA
  Lanesboro                                                   Danville
  Needham                      NORTH DAKOTA                   Lynchburg
  Shrewsbury                    Bismarck                      Roanoke
  Waltham                       Fargo
                                Grand Forks
MICHIGAN                        Minot *
  Dearborn Hts.

ITEM 3.   LEGAL PROCEEDINGS

The Company is subject to various claims and legal actions that arise in the ordinary course of business, including claims and actions brought pursuant to "dram shop" statutes and under federal and state employment laws prohibiting employment discrimination.

The Company has been named in a number of separate claims brought by former employees alleging that the Company engaged in discriminatory practices based on age, race, sex or disability. Plaintiffs maintaining claims of employment discrimination, such as those being brought against the Company, generally are entitled to have their claims tried by a jury and such claims may result in punitive damage awards. Most of the proceedings against the Company are still in the discovery phase. Management believes that the discrimination claims against the Company are without merit and the Company is actively defending the claims.

On August 24, 1994, a suit was filed in the Massachusetts Superior Court, Suffolk County in which the Company and each member of its Board of Directors were named as defendants. That suit is styled Perry v. O'Donnell, et al., Civil Action No. 94-4648 G. The suit, which has been brought by a purported shareholder seeking to be certified as a representative of a class of shareholders, alleges in substance that the members of the Board of Directors acted in breach of their fiduciary duty to the Company's shareholders by (i) failing to take appropriate steps to maximize the value to be received by the Company shareholders upon the sale of the Company, (ii) authorizing the Company to enter into the Merger Agreement with an entity in which certain members of the Company's senior management, including Mr. O'Donnell, will have ownership interest and (iii) agreeing to recommend a transaction in which the Merger Consideration is unfair and grossly inadequate. The relief requested by the plaintiff includes that the proposed Merger be enjoined or, if completed, rescinded, or that damages be awarded. On September 13, 1994, a similar suit, Weinstein v. Ground Round Restaurants, Inc., Civil Action No. 94- 4714 G, was brought by another purported shareholder. That suit, also brought in the Massachusetts Superior Court, Suffolk County, made the same allegations and demanded the same relief as were made and demanded in Perry. The Company and its directors currently are preparing their responses to both complaints. The Company and the Board of Directors believe that such allegations completely are without merit, and they intend vigorously to defend against them.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

The Common Stock of the Company is listed on the NASDAQ National Market System under the symbol "GRXR." Prior to June 24, 1993, shares of the Company's common stock were traded on the American Stock Exchange. The following table sets forth for the fiscal quarters indicated, the reported high and low closing sales prices of the Company's Common Stock during the fiscal year ended October
2, 1994 and October 3, 1993, respectively.

                                      1994                   1993
                                      ----                   ----
                                 HIGH        LOW        HIGH       LOW
                                 -----       ---        ----       ---
         1st Fiscal Quarter      $8.13      $ 6.50      $7.75     $4.75
         2nd Fiscal Quarter       8.00        5.50       9.63      7.50
         3rd Fiscal Quarter       7.13        5.50       8.50      6.13
         4th Fiscal Quarter       8.63        5.63       8.13      5.50


The Company has not paid a cash dividend on the Common Stock since its public offering in September 1991. The Company intends to retain future earnings for use in the operation and expansion of its restaurants and, accordingly, does not intend to pay cash dividends in the foreseeable future. In addition, the terms of the Company's current credit agreement effectively prohibit the Company from declaring or paying cash dividends while borrowings are outstanding pursuant to this agreement.

As of November 30, 1994, the number of holders of record of shares of the Company's Common Stock was 866.

ITEM 6.  SELECTED FINANCIAL DATA

The following table contains certain selected consolidated financial data for each of the past five fiscal years. In 1991, the Company changed its fiscal year-end to the Sunday closest to September 30. The following selected financial information should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.


                                                         52 WEEKS    53 WEEKS      52 WEEKS     9 MONTHS      52 WEEKS
                                                           ENDED       ENDED         ENDED        ENDED         ENDED
                                                         OCTOBER 2,  OCTOBER 3,  SEPTEMBER 27  SEPTEMBER 29, DECEMBER 31,
                                                           1994        1993          1992         1991          1990
                                                           -----      ------        ------       ------        ------
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:
 Revenue  . . . . . . . . . . . . . . . . . .            $243,971    $232,556       $226,466    $162,055      $215,597
 Operating income from
   continuing operations  . . . . . . . . . .              13,277      11,866         12,090       7,714        10,504
 Interest expense from
   continuing operations, net . . . . . . . .               4,091       4,031          4,598       5,032         6,770
 Income from continuing
   operations before income taxes . . . . . .               9,186       7,835          7,492       2,682         3,734
 Income taxes . . . . . . . . . . . . . . . .               2,940       2,507          2,846       1,152         2,484
                                                           ------       ------         ------     -------     --------
 Income from continuing operations:
    Total . . . . . . . . . . . . . . . . . .               6,246       5,328          4,646       1,530         1,250
    Per share   . . . . . . . . . . . . . . .                 .56         .48            .42         .24           .19

 Weighted average common shares outstanding .              11,109      11,086         11,064       6,509         6,462

 OPERATING DATA:
 Systemwide sales:
    Company-operated  . . . . . . . . . . . .            $241,777    $230,017       $224,048    $160,700      $213,252
    Franchised  . . . . . . . . . . . . . . .              72,726      71,876         72,692      52,027        69,357
                                                           ------     --------        -------     -------       ------
    Total systemwide sales  . . . . . . . . .             314,503     301,893        296,740     212,727       282,609
    Average annual systemwide sales per
    restaurant  . . . . . . . . . . . . . . .               1,534       1,438          1,455       1,(a)         1,420

 Number of restaurants (at period end):
    Company-operated  . . . . . . . . . . . .                 164         166            160         154           154
    Franchised  . . . . . . . . . . . . . . .                  41          44             44          44            45
                                                               --         ----         ------     -------      -------
    Total restaurants . . . . . . . . . . . .                 205         210            204         198           199

 BALANCE SHEET DATA:
 Total assets . . . . . . . . . . . . . . . .            $156,772    $151,813       $137,780    $134,968      $170,756
 Long-term debt, including current maturities              58,770      60,305         51,965      56,391        86,060
 Stockholders' equity . . . . . . . . . . . .              65,036      58,637         53,219      48,573        51,843




   (a)  Annualized to a 52 week year


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis examines the Company's operations which comprise the Ground Round restaurant chain. As of October 2, 1994, the Company operated 164 and franchised 41 family-oriented, full service, casual dining restaurants.

For purposes of this discussion and analysis, the 52 week year ended October 2, 1994, the 53 week year ended October 3, 1993 and the 52 week year ended September 27, 1992, are referred to as 1994, 1993, and 1992, respectively.

RESULTS OF OPERATIONS

The following table sets forth the percentages which the items in the Company's consolidated Statements of Operations bear to total revenue or Company-operated restaurant revenue, as indicated:

                                                52 WEEKS ENDED       53 WEEKS ENDED       52 WEEKS ENDED
                                                  OCTOBER 2,            OCTOBER 3,         SEPTEMBER 27,
                                                     1994                1993                  1992
                                                    -----                ----                  ----
Revenue:
    Restaurant revenue                               99.1%                98.9%                98.9%
    Franchise revenue                                  .9                  1.1                  1.1
                                                    -----                ------               -----
         Total Revenue                              100.0                100.0                100.0

Costs and Expenses:
    Cost of products sold (1)                        83.9                 84.2                 83.9
    Selling, general and administrative               6.3                  6.8                  7.2
    Depreciation and amortization                     5.5                  4.8                  4.4
    Interest expense                                  1.7                  1.7                  2.0
    Other (income) expense                            (.4)                 (.1)

Net income before income taxes                        3.8                  3.4                  3.3
Income taxes                                          1.2                  1.1                  1.2
                                                      ---                 ----                 ----
Net income                                            2.6%                 2.3%                 2.1%




(1) As a percentage of Company-operated restaurant revenue.


RESTAURANT REVENUE. Restaurant revenue totalled $242.0, $230.0 and $224.0 million for 1994, 1993 and 1992, respectively. Restaurant revenue is comprised of comparable restaurant revenue (revenue from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue, comprised of revenue from restaurants open during all of 1994 and 1993, increased in 1994 by .7% to $213.6 million for the comparable 52 week period. Management believes the increase is principally attributable to improvement in operations, the continued impact of the Company's renovation program and image- and product-based advertising. Comparable restaurant revenue in 1993 decreased 2.1% for the comparable 52-week period. In 1993, management de-emphasized advertised discounting, which contributed to lower guest count levels and lower revenue but resulted in significant savings in discounting and advertising.

The average guest check was approximately $8.29, $7.95 and $7.35 in 1994, 1993 and 1992, respectively. These increases primarily reflected an evolving menu mix with higher priced menu items, as well as the de-emphasized discounting in 1994 and 1993. For example, 1992 included 66 additional days of JUST A PENNY A POUND(R) and KIDS PAY BY DEGREE!(R) promotions which were not duplicated in 1993 or 1994. An insignificant portion of the increase in the average guest check is attributed to price increases on existing menu items. Sales of alcoholic beverages (excluding soda) were approximately 22% of revenue in each of these three years.

Non-comparable restaurant revenue, consisting of those restaurants not in operation during all of both comparable years, increased to $28.2 million in 1994 from $13.8 million in 1993 and $9.7 million in 1992. The increase in 1994 was attributable to the full year operation of nine new restaurants added in
1993, as well as nine new restaurants added in 1994.   These increases were
partially offset by the sale or closing of eleven locations in 1994. In 1993, the increase in non-comparable restaurant revenue was attributable to the full year operation of seven new restaurants added in 1992, as well as nine new restaurants added in 1993. These increases were partially offset by the closing of three locations in 1993.

FRANCHISE REVENUE. The Company's franchise base consisted of 41 franchised restaurants in 1994 and 44 franchised restaurants in 1993 and 1992. In 1994 two new franchised restaurants were added, while five franchised restaurants were closed. Five new franchised restaurants were added during 1993, four of which were opened by new franchisees, while one franchise agreement was not renewed, three franchised restaurants were closed and another was acquired by the Company. Revenue from franchised restaurants (consisting of royalties and franchise fees) were $2.2 million, $2.5 million and $2.4 million in 1994, 1993 and 1992, respectively. In 1993 and 1992, $.2 million and $.5 million, respectively, which had been reserved in prior periods, was received and recognized as royalty revenue.

COST OF PRODUCTS SOLD. Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totalled 31.8%, 31.9% and 31.3% of Company-operated restaurant revenue in 1994, 1993 and 1992, respectively. Restaurant operating expenses were 52.1%, 52.3% and 52.5% of Company-operated restaurant revenue, respectively, in 1994, 1993 and 1992.

Food and beverage costs as a percentage of Company-operated restaurant revenue decreased .1% from 1993 to 1994 as compared to the increase of .6% from 1992 to 1993. The decrease in food and beverage costs in 1994 was attributable to lower product costs and management's increased efforts to control food costs and reduce waste. These activities resulted in a decrease of .5% of food costs, offset by an increase of 1.1% of beverage costs largely due to the increased cost of beer. Food and beverage costs in 1993 were adversely affected by higher produce costs due to winter flooding in Arizona, late planting in California and higher beef prices.

Restaurant operating expenses in 1994 decreased by .2% of Company-operated restaurant revenue from 1993, principally due to decreases in labor costs as a result of a change in the Company's policy on accrued vacation for hourly employees, partially offset by increases in bonuses earned by restaurant management based on increased profits. Other costs have remained at relatively constant levels as compared with the prior year. In 1993, restaurant operating expenses decreased by .2% of Company-operated restaurant revenue from 1992, principally due to decreases in labor costs and reductions in discounts, partially offset by increases in rental expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were 6.3%, 6.8% and 7.2% of total revenue in 1994, 1993 and 1992, respectively. Selling expenses, comprised of advertising and point of purchase materials, development and production costs, were .5%, .7% and 1.5% of total revenue for 1994, 1993 and 1992, respectively. Selling expenses decreased in 1994 by .2% of total revenue from 1993, primarily due to an additional credit of $.4 million from Coca-Cola(TM) based on product usage. Management's strategic decision to de-emphasize media advertising used in connection with discounting programs was primarily responsible for reducing selling costs by .8% of revenue in 1993.

General and administrative costs, comprised of restaurant manager training, regional overhead, and corporate administrative costs, were 5.8%, 6.1% and 5.7% of total revenue in 1994, 1993 and 1992, respectively. General and administrative costs decreased in 1994 from 1993 largely due to the termination of the executive retirement plan which resulted in a credit of $.3 million.
All other general and administrative costs in 1994 remained constant as a percentage of total revenue as compared to 1993. In 1993, general and administrative cost increases reflect the impact of increased training and recruitment expenses associated primarily with the hiring of new restaurant and regional management personnel.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.5%, 4.8% and 4.4% of total revenue in 1994, 1993 and 1992, respectively. The increase in depreciation and amortization from 4.8% of total revenue in 1993 to 5.5% of total revenue in 1994 resulted from nine new restaurants added in 1994, nine new restaurants added in 1993 and the remodeling of seventy-eight restaurants since 1992. In 1993, depreciation and amortization increased to 4.8% from 4.4% in 1992 due to new restaurant development and the remodeling of twenty-nine restaurants.

OTHER (INCOME) AND EXPENSE. During 1994, the Company completed a sale of one location for approximately $2.0 million and realized a pretax gain of approximately $1.5 million. This gain was partially offset by the write-off of $.6 million in expenses associated with a proposed public offering of convertible subordinated debentures which the Company withdrew due to market conditions.

In August 1994, the Company entered into the Merger Agreement pursuant to which it agreed to be acquired for cash. Completion of the proposed acquisition is subject to, among other things, the approval of the holders of two-thirds of the Company's stock and the acquiror's receipt of financing. In November 1994, the acquiror advised the Company that the acquiror did not believe the financing necessary to consummate the proposed acquisition will be available on the terms contemplated at the time the parties entered into the Merger Agreement. Although the acquiror is obligated to use its best efforts to obtain financing on terms contemplated at the time of the Merger Agreement that would permit it to consummate the Merger for the Merger Consideration, there can be no assurance that the financing can be obtained on such terms and, therefore, that the acquisition can be completed. To date, the Company has incurred $.4 million of expense in connection with the proposed acquisition. If the transaction is not completed, those expenses will be recognized in fiscal 1995.

INTEREST EXPENSE. Interest expenses were 1.7%, 1.7% and 2.0% of total revenue in 1994, 1993 and 1992, respectively. Interest expense in 1994 remained constant as a percentage of total revenue as compared to 1993. The decrease in interest expense from 1992 to 1993 was primarily a result of lower average interest rates, which more than offset interest expense incurred under interest rate swap agreements (see "Liquidity and Capital Resources" below) of approximately $.8 million and $.9 million in 1993 and 1992, respectively. At November 30, 1994, the average interest rate under the Company's credit facilities (described below) was 7.3% as compared to an average interest rate of 6.5% for 1994. The increase in the applicable interest rate reflects the rising interest rate environment in the United States during the second half of calendar 1994.

INCOME TAXES. The Company's effective income tax rates were 32%, 32% and 38% in 1994, 1993 and 1992, respectively. The reduction in the 1993 effective tax rate was primarily the result of lower state taxes and the generation of targeted jobs tax credits. The full utilization of a net operating loss carryforward also affected the 1992 income tax rate.

NET INCOME. As a result of the above, the Company reported income from continuing operations of $6.2 million in 1994, $5.3 million in 1993 and $4.6 million in 1992, representing 2.6%, 2.3% and 2.1% of total revenue, respectively. Net income from continuing operations was $.56, $.48 and $.42 per share for 1994, 1993 and 1992, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $15.3 million and $12.6 million as of October 2, 1994 and October 3, 1993, respectively.

Net cash provided by operating activities totalled $22.4 million in 1994, and $15.5 million in 1993. The company incurred capital expenditures totalling $24.1 million and $25.1 million in 1994 and 1993, respectively, primarily for restaurant capital maintenance, remodeling and new restaurant construction. Cash flow from operations plus proceeds from sales of locations funded 1994 capital expenditures and provided for the repayment of approximately $1.0 million in long-term borrowings. On October 2, 1994 and October 3, 1993, the Company's borrowings under its credit facilities were approximately $53.0 million and $53.0 million, respectively. On October 8, 1993 the credit facilities were amended to a $70 million commitment, with the aggregate balance of $53.7 million of the combined facility balances on that date converted to term debt. The balance of $16.3 million is a revolving facility to fund operations and new store development and converts to term debt on October 8, 1995. Principal payments under the credit facilities begin in October 1995 and are scheduled through July 2000.

The credit facility obligates the Company to hedge its interest rate risk on approximately 50% of its total term borrowings. In fiscal 1992 and 1993, the Company effected such a hedge by entering into interest rate swap agreements under which it agreed to exchange LIBOR-based interest payments for fixed-rate payments (see "Results of Operations-Interest Expense" above). In fiscal 1994, the Company hedged its interest rate risk by entering interest cap agreements under which the maximum base interest rate of its LIBOR-based payments would be 7.0%. The interest rate cap agreements had no effect on the Company's interest expense in fiscal 1994.

The credit facilities contain certain restrictions on the conduct of the Company's business including a prohibition on the payment of dividends. In addition, the Company is required to comply with certain financial covenants relating to maintenance of net worth, interest coverage, fixed charges coverage, the ratio of funded debt to free operating cash flow and capital expenditures (other than the separate limitations for capital expenditures for new restaurants). The revolving line of credit requires the satisfaction of certain criteria prior to entering into a commitment to open a new restaurant. These criteria relate to projected capital investment and first year sales, margins and profits as well as to location. The credit facilities also currently restrict the Company from entering into commitments to open more than 18 new restaurants in any fiscal year, entering into a new commitment if ten or more restaurants for which commitments are outstanding remain unopened or entering into a new restaurant commitment if total new restaurant commitments exceed $15 million at any one time. In addition, new restaurants must meet certain operating tests.

The Company expects to incur approximately $25 million in capital expenditures during the 1995 fiscal year. Management believes that existing cash, cash flow from operations, and available borrowings under the credit facilities will be sufficient to meet operating needs, fund anticipated capital expenditures and service debt requirements during fiscal 1995.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this item is set forth on pages F-1 through F-18 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF REGISTRANT

The information called for by this Item with respect to directors will be contained in either (i) the Company's Proxy Statement, if the Company files the proxy statement within 120 days after the end of the Company's fiscal year ended October 2, 1994 or (ii) an amendment to this Annual Report filed on Form 10.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information is set forth below concerning the executive officers of the Company who have been elected to hold office for such terms as may be prescribed by the Board, and unless sooner removed under the Bylaws of the Company, or until their successors are duly elected and qualified. There is no family relationship among any of the officers and directors of the Company.
The executive officers of the Company are as follows:

NAME                                                         AGE                                 POSITION
- - ----                                                         ---                                 --------
Michael P. O'Donnell                                         38                      Chairman of the Board, President and
                                                                                       Chief Executive Officer

Peter J. Beaudrault                                          39                      Executive Vice President

Michael R. Jorgensen                                         42                      Sr. Vice President, Chief Financial
                                                                                       Officer & Treasurer

William C. Schoener                                          43                      Sr.  Vice President - Division Operations

Warren C. Hutchins                                           50                      Vice President - Purchasing & Distribution

Holly J. Young                                               41                      Vice President - Marketing

Robin L. Moroz                                               38                      Vice President - General Counsel

Elizabeth Brennan Baker                                      40                      Vice President - Organizational
                                                                                       Development

Michael P. O'Donnell has served as the Chairman of the Board, President and Chief Executive Officer of the Company since September 1991 and President and Chief Executive Officer of the Ground Round since January 1990. He was Senior Vice President (Southern Division) of TGI Friday's Inc., a restaurant chain, from December 1986 through December 1989.

Peter J. Beaudrault has served as Executive Vice President of the Company since June 1994 and was Senior Vice President of Division Operations of the Company from September 1993 to May 1994. He was Divisional Vice President of the Company and Ground Round since September 1992. He was Regional Manager of TGI Friday's Inc. from July 1989 through September 1992. He was Director of Operations for Hard Rock Cafes, Inc. from November 1987 through July 1989.

Michael R. Jorgensen has served as Vice President, Chief Financial Officer and Treasurer of the Company since June 1993 and was appointed Senior Vice President in September 1993. He was Vice President, Finance - Middle East of Alghanim Industries, the largest consumer products distributor in Kuwait, from March 1992 to April 1993. Prior to that, Mr. Jorgensen was Vice President and Chief Financial Officer of the Company (then known as International Proteins) from May 1988 to September 1991.

William C. Schoener has served as Senior Vice President of Division Operations since September 1993. He was Divisional Vice President of the Company since September 1991 and January 1989, respectively. He was a Director of Operations of Ground Round from June 1986 through December 1988.

Warren C. Hutchins has served as Vice President, Purchasing and Distribution of the Company since September 1991 and August 1986, respectively. He was Secretary of Ground Round from March 1990 through February 1991.

Holly J. Young has served as Vice President of Marketing since May of 1994, and served as Director of Marketing when she joined the Company in March of 1994 to April 1994. She was Senior Vice President of Marketing of Chi-Chi's Restaurants, Inc. from January 1993 through January 1994, and Vice President of Marketing for Grisanti's Inc. from April 1992 to December 1992. From June 1989 to March 1991, she was Senior Vice President of Marketing for Metromedia Steakhouses, Inc. She was Vice President of Marketing for TGI Friday's Inc. from 1987 to 1989.

Robin L. Moroz was appointed General Counsel and Secretary in December 1994. She was hired by the Company in August 1989 and since October 1991 has served as Assistant General Counsel.

Elizabeth Brennan Baker has served as Vice President of Organizational Development since July of 1994. She was Vice-President of Human Resources from January 1993 through June of 1994. She was Vice President - Personnel and Training of the Company since September 1991 and March 1990, respectively. She was Vice President - Training and Development of Ground Round from November 1988 through February 1990, Director of Training and Development of Ground Round from August 1985 through October 1988.

ITEM 11.   EXECUTIVE COMPENSATION

The information called for by this Item with respect to directors will be contained in either (i) the Company's Proxy Statement, if the Company files the proxy statement within 120 days after the end of the Company's fiscal year ended October 2, 1994 or (ii) an amendment to this Annual Report filed on Form 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item with respect to directors will be contained in either (i) the Company's Proxy Statement, if the Company files the proxy statement within 120 days after the end of the Company's fiscal year ended October 2, 1994 or (ii) an amendment to this Annual Report filed on Form 10.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item with respect to directors will be contained in either (i) the Company's Proxy Statement, if the Company files the proxy statement within 120 days after the end of the Company's fiscal year ended October 2, 1994 or (ii) an amendment to this Annual Report filed on Form 10.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      FINANCIAL STATEMENTS

         Report of Ernst & Young LLP, Independent Auditors.

         Consolidated Balance Sheets - October 2, 1994 and October 3, 1993.

         Consolidated Statements of Income - Years Ended October 2, 1994 and October 3, 1993 and September 27, 1992.

         Consolidated Statements of Stockholders' Equity - Years Ended October 2, 1994 and October 3, 1993, and September 27, 1992.

         Consolidated Statements of Cash Flows -Years Ended October 2, 1994 and October 3, 1993, and September 27, 1992.

         Notes to Consolidated Financial Statements - Years Ended October 2, 1994 and October 3, 1993, and September 27, 1992.

         FINANCIAL STATEMENT SCHEDULES

         Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties

         Schedule V - Property and Equipment

         Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property and Equipment

         Schedule VIII - Valuation and Qualifying Accounts

         Schedule X - Supplementary Income Statement Information

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B)      EXHIBITS

         Exhibits filed as part of this Report are listed in the EXHIBIT INDEX appearing on Pages 26 and 27 of this Report.

(C)      REPORTS ON FORM 8-K

         The only reports on form 8-K filed by the Company during the fiscal quarter ended October 2, 1994 are the following are the following:

         Date of Report                        Items Reported
         --------------                        --------------
         August 23, 1994                       Pursuant to Item 1 of form 8-K, the Company disclosed that it had agreed to be aquired pursuant to the terms of the Agreement and Plan of Merger dated August 23, 1994 (the "Merger Agreement") among the Company, GRR,
                                               Inc. and GRR Aquisition Corporation.

         November 16, 1994                     Pursuant to Item 1 of Form 8-K, the Company disclosed that it had entered into the First Amendment to the Merger Agreement.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of December, 1994.

                                        GROUND ROUND RESTAURANTS, INC.
                                        (Registrant)

                                    By: /s/ Michael R. Jorgensen
                                        ------------------------
                                        Michael R. Jorgensen
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and Accounting
                                         Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                            DATE
- - ---------                           -----                                            ----
/s/ Michael P. O'Donnell            Chairman of the Board, President,                December 15, 1994
- - ------------------------            and Chief Executive Officer
Michael P. O'Donnell

/s/ Michael R. Jorgensen            Senior Vice President, Chief Financial           December 14, 1994
- - ------------------------            Officer and Treasurer
Michael R. Jorgensen                (Principal Financial and
                                     Accounting Officer)

/s/ J. Eric Hanson                  Director                                         December 11, 1994
- - ------------------
J. Eric Hanson

/s/ Robert E. Lee                   Director                                         December 12, 1994
- - -----------------
Robert E. Lee

/s/ David J. P. Meachin             Director                                         December 13, 1994
- - -----------------------
David J. P. Meachin

/s/ Stanley J. Moss                 Director                                         December 11, 1994
- - -------------------
Stanley J. Moss

/s/ Thomas J. Russo                 Director                                         December 13, 1994
- - -------------------
Thomas J. Russo

/s/ Daniel R. Scoggin               Director                                         December 11, 1994
- - ---------------------
Daniel R. Scoggin

                                 EXHIBIT INDEX

Exhibit No.        Description
- - -----------        -----------
  2.1              Agreement and Plan of Merger dated August 23, 1994
                   (the "Merger Agreement") among the Company, GRR, Inc.
                   and GRR Acquisition Corporation.

  2.2              First Amendment dated November 16, 1994 to Merger
                   Agreement.

  3.1 Restated Certificate of Incorporation of the Company filed pursuant to Rule 102(c) of Regulation S-T, which integrates the Company's 1991 Restated Certificate of Incorporation and the 1994 amendment thereto.

  3.2              Amended and Restated By-laws of the Company
                   (incorporated by reference to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended
                   March 29, 1992).

*10.31             Agreement between Michael P. O'Donnell and the
                   Company dated April 21, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 27, 1992).

 10.32 Amended and Restated Credit Agreement, dated as of October 8, 1993, among The Ground Round,
                   Inc. and GR of Minn., Inc., as Borrowers, and
                   The Bank of New York, as agent, and the banks parties thereto (including certain exhibits)
                   (incorporated by reference to the Company's
                   Annual Report on Form 10-K for the year ended
                   October 3, 1993).

*10.33 1992 Equity Incentive Plan (incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders held on March 10, 1992).

*10.34 1994 Corporate Office Incentive Plan (incorporated by reference to the Company's Annual Report on Form
                   10-K for the year ended October 3, 1993).

*10.35             Agreement between Michael P. O'Donnell and the
                   Company dated July 26, 1994.

*10.36             Agreement between Peter J. Beaudrault and the
                   Company dated July 26, 1994.

Exhibit No.        Description
- - -----------        -----------
*10.37             Agreement between Michael R. Jorgensen and
                   the Company dated July 26, 1994.

*10.38 Agreement between William C. Schoener and the Company dated July 26, 1994.

 21                List of Subsidiaries.

 23                Consent of Ernst & Young.

 24                Power of Attorney.




Asterisk (*) denotes management contract or compensatory plan or arrangement.


                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Ground Round Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Ground Round Restaurants, Inc. as of October 2, 1994 and October 3, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 2, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ground Round Restaurants, Inc. at October 2, 1994 and October 3, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                   ERNST & YOUNG LLP


Boston, Massachusetts
November 1, 1994
except for Note L, as to which
the date is November 16, 1994

                         GROUND ROUND RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 2, 1994 AND OCTOBER 3, 1993
                (Dollars in thousands, except per share amounts)

                                                                               1994                      1993
                                                                               ----                      ----
ASSETS:
Current assets:
Cash and cash equivalents                                                  $  1,457                  $  1,262
  Receivables, net of allowances for doubtful
      accounts of $276 in 1994 and $95 in 1993                                1,511                     1,359
  Inventories                                                                 2,577                     2,511
  Prepaid expenses and other current assets                                   2,249                     6,413
                                                                           --------                  --------
      Total current assets                                                    7,794                    11,545

Property and equipment:
  Land                                                                       11,203                    11,434
  Buildings and leasehold improvements                                      120,034                   106,869
  Machinery and equipment                                                    39,867                    35,439
                                                                           ---------                 --------
                                                                            171,104                   153,742
  Accumulated depreciation and amortization                                  43,531                    33,211
                                                                           ---------                 --------
  Property and equipment, net                                               127,573                   120,531
Other assets                                                                 21,405                    19,737
                                                                           ---------                 --------
                                                                           $156,772                  $151,813
                                                                           =========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                         $  7,107                  $  7,871
  Accrued expenses                                                           14,900                    15,105
  Income taxes                                                                  201                        69
  Current portion of long-term debt and capital lease obligations               902                     1,055
                                                                           --------                   -------
      Total current liabilities                                              23,110                    24,100

Long-term debt and capital lease obligations                                 57,868                    59,250
Deferred income taxes                                                         3,080                     2,744
Other long-term liabilities                                                   7,678                     7,082

STOCKHOLDERS' EQUITY:
Preferred Stock, undesignated, par value $100 per share;
  authorized 30,000 shares; none issued
Common Stock, par value $.16 2/3 per share:  authorized 35,000,000 shares in 1994 and 15,000,000 shares in 1993; issued 11,114,000 in 1994 and
  11,099,000 shares in 1993                                                   1,852                     1,850
Additional paid-in capital                                                   57,631                    57,572
Accumulated earnings (deficit)                                                5,649                      (597)
                                                                           --------                  --------
                                                                             65,132                    58,825
Deferred Officer Compensation                                                   (96)                     (188)
                                                                           --------                  --------
  Total stockholders' equity                                                 65,036                    58,637
                                                                           --------                  --------
                                                                           $156,772                  $151,813
                                                                           =========                 ========

See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                  52 WEEKS ENDED      53 WEEKS ENDED       52 WEEKS ENDED
                                                    OCTOBER 2,           OCTOBER 3,         SEPTEMBER 27,
                                                      1994                 1993                1992
                                                      ----                 ----                ----
REVENUE                                             $243,971             $232,556            $226,466
                                                    --------             --------            --------

COSTS AND EXPENSES:
  Cost of products sold                             202,819               193,707             187,892
Selling, general and administrative                  15,370                15,923              16,369
Depreciation and amortization                        13,507                11,205              10,018
  Interest expense                                    4,091                 4,031               4,598
Other (income) expense                               (1,002)                 (145)                 97
                                                    --------             --------            --------
                                                    234,785               224,721             218,974
                                                    --------             --------            --------

Net income before income taxes                        9,186                 7,835               7,492

Income taxes                                          2,940                 2,507               2,846
                                                    --------             --------            --------

NET INCOME                                         $  6,246              $  5,328            $  4,646
                                                   ========              ========            ========

Weighted average common shares outstanding           11,109                11,086              11,064
                                                   ========              ========            ========

PER SHARE DATA:

  Net income per common share                       $   .56              $    .48            $    .42
                                                   ========              ========            ========




See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Dollars and shares in thousands)

                                   SHARES
                               --------------           ADDITIONAL ACCUMULATED            DEFERRED      TOTAL
                               COMMON  TREASURY  COMMON   PAID-IN   EARNINGS   TREASURY   OFFICER    STOCKHOLDERS'
                                STOCK   STOCK     STOCK   CAPITAL   (DEFICIT)   STOCK   COMPENSATION    EQUITY
                                -----   -----     -----   -------   ---------   -----   ------------    ------
BALANCE AT SEPTEMBER 29, 1991   11,082   (18)    $1,847  $57,427    $(10,571)   $(130)                  $48,573
Net income                                                             4,646                              4,646
                                -------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 27, 1992   11,082   (18)     1,847   57,427      (5,925)    (130)                   53,219
Issuance of restricted shares
  from treasury stock                     18                                      130                       130
Issuance of restricted shares       12                2      142                          $(274)           (130)
Amortization of deferred
  officer compensation                                                                       86              86
Converted stock options              5                1        3                                              4
Net income                                                             5,328                              5,328
                                -------------------------------------------------------------------------------
BALANCE AT OCTOBER 3, 1993      11,099     0      1,850   57,572        (597)       0      (188)         58,637
Amortization of deferred
  officer compensation                                                                       92              92
Converted stock options             15                2       59                                             61
Net income                                                             6,246                              6,246
                                -------------------------------------------------------------------------------
BALANCE AT OCTOBER 2, 1994      11,114     0     $1,852  $57,631    $  5,649    $   0     $ (96)        $65,036
                                ======     =     ======  =======    ========    =====     =====         =======





See notes to consolidated financial statements

                         GROUND ROUND RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             52 WEEKS ENDED         53 WEEKS ENDED         52 WEEKS ENDED
                                                             OCTOBER 2, 1994        OCTOBER 3, 1993       SEPTEMBER 27, 1992
                                                             ---------------        ---------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  6,246               $  5,328               $  4,646
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                   13,851                 11,583                 10,372
  Deferred income taxes                                              336                    705                    (75)
  Write-off of deferred debt costs                                   572
  Loss (gain) on disposition of assets                            (1,574)                  (186)                    94
  Other, net                                                          92                                            (4)
Return of insurance deposits                                       4,690
Change in operating assets and liabilities:
  Accounts receivable                                               (152)                   310                    393
  Inventories and prepaid expenses                                (1,468)                (2,504)                (2,117)
  Accounts payable and accrued expenses                             (218)                   276                  3,094
                                                                 -------                -------                -------
         Net cash provided by operating activities                22,375                 15,512                 16,403
                                                                 -------                -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                               (22,437)               (23,857)               (12,754)
Proceeds from sale of property and equipment                       4,378                                             7
Purchase of liquor licenses                                         (681)                  (387)
Proceeds from sale of liquor license                                                        200
Deposits received (paid)                                            (217)                    17                     (6)
Notes receivable and working capital loan collections                130                    (76)                 2,111
Pre-opening costs and related items                                 (988)                  (900)                  (613)
                                                                 -------                -------                -------
     Net cash used in investing activities                       (19,815)               (25,003)               (11,255)
                                                                 -------                -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                28,800                 14,100                  5,681
Payments of long-term borrowings                                 (29,813)                (5,506)               (10,107)
Payments of deferred debt costs                                   (1,413)                   (61)                  (432)
Proceeds from issuance of common stock                                61
                                                                 -------                -------                -------
     Net cash provided by (used in) financing activities          (2,365)                 8,533                 (4,858)
                                                                 -------                -------                -------

NET INCREASE (DECREASE) IN CASH                                      195                   (958)                   290

Cash at beginning of period                                        1,262                  2,220                  1,930
                                                                 -------                -------                -------
Cash at end of period                                           $  1,457               $  1,262               $  2,220
                                                                ========               ========               ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $  3,458               $  4,255               $  4,335
Taxes paid                                                         2,339                  1,444                    793





See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the years ended October 2, 1994 and October 3, 1993 and September 27, 1992

A.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Ground Round Restaurants, Inc. (the Company), and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates and franchises family-oriented, full-service restaurants primarily in the Northeast, Mid-Atlantic and Midwest United States.

The fiscal year of the Company is the 52 or 53 week period ending on the Sunday closest to September 30th. For purposes of these notes to the consolidated financial statements, the 52 week fiscal year ended October 2, 1994, the 53 week fiscal year ended October 3, 1993, and the 52 week fiscal year ended September 27, 1992, are referred to as 1994, 1993, and 1992, respectively.

Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to the consolidated financial statements have been reclassified for comparative purposes.

CASH EQUIVALENTS: Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased, and are carried at cost which approximates fair value.

INVENTORIES: Inventories are stated at the lower of cost or market, as determined by the first-in, first-out (FIFO) cost method.

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation and amortization, including amortization of assets recorded under capital leases, are computed principally by the straight-line method, based on estimated useful lives. Useful lives range from 33 years for buildings, 10 years for machinery and equipment and the shorter of the lease term or estimated useful life for leasehold improvements.

DEFERRED DEBT COSTS: Deferred debt costs, included in other assets, are costs associated with the issuance of long-term debt and are amortized over the terms of the related instruments.

DEFERRED PRE-OPENING COSTS: Pre-opening costs consist of incremental amounts directly associated with opening a new restaurant. These costs, which principally include initial purchases of expendables and expenses of the restaurant staff, hired to operate the restaurant upon opening, for the training period before the restaurant opens, are capitalized and amortized over the twelve month period following the restaurant opening. Prior to 1994, the Company amortized the costs over the 24 month period following the restaurant opening. The change did not have a material effect on the Company's results of operations.

INTANGIBLE ASSETS: Intangible assets included in other assets consist of the excess of the cost of acquired companies over the values assigned to net tangible assets and primarily represent fair values assigned to trade names, goodwill, liquor licenses and franchises. These intangibles are being amortized by the straight-line method over lives ranging between 15 and 40 years.

ACCRUED INSURANCE CLAIMS: The Company maintains insurance coverage for workers' compensation risks under contractual arrangements which retroactively adjust premiums for claims paid subject to specified limitations. In addition, the Company is self insured up to certain limits for risks associated with the health care plan provided for its employees. Expenses associated with such risks are accrued based upon the estimated amounts required to cover incurred incidents. The Company does not provide health or other benefits to retirees.

INCOME TAXES: On September 28, 1992 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. In fiscal 1992, the Company provided for income taxes following the provisions of SFAS No. 96. The cumulative effect of this accounting change on the provision for income taxes in 1993 was not significant.

OTHER LONG-TERM LIABILITIES: Other long-term liabilities comprise various reserves including reserves for casualty insurance coverage and restaurant closings.

FRANCHISE REVENUE: Initial franchise fees of $40,000 new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally when the restaurant opens. The terms of franchise agreements are generally twenty years and provide for a continuing franchise royalty fees equal to 3% of monthly gross sales. The franchise agreements also provide that franchisees are required to pay up to 2% of monthly gross sales for advertising. Franchise and royalty fees included in revenues aggregated $2,192,000, $2,539,000 and $2,418,000 for 1994, 1993 and
1992, respectively.

B.       OTHER ASSETS

         Other assets consist of the following:
                                                  1994                1993
                                                  ----                ----
                                                      (In thousands)
         Deferred debt acquisition costs       $ 3,172             $ 2,331
         Deferred pre-opening costs              2,735               1,747
         Franchises                              4,696               4,796
         Goodwill                                4,166               4,166
         Liquor licenses                         4,662               3,981
         Tradename                               3,073               3,073
         Prepaid insurance                       3,871               2,999
         Other                                     409                 318
                                               -------             -------
                                                26,784              23,411
         Less accumulated amortization           5,379               3,674
                                               -------             -------
                                               $21,405             $19,737
                                               =======             =======

Other assets were net of allowances for doubtful accounts of $307,000 and $352,000 at October 2, 1994 and October 3, 1993, respectively.

C.       PREPAID AND ACCRUED EXPENSES

         Accrued expenses consist of the following:
                                                      1994                1993
                                                      ----                ----
                                                           (In thousands)
         Casualty insurance                        $ 2,336              $ 2,620
         Occupancy costs                             2,747                3,292
         Payroll and payroll related expenses        5,273                6,025
         Sales taxes                                 1,319                1,303
         Other                                       3,225                1,865
                                                   -------              -------
                                                   $14,900              $15,105
                                                   =======              =======

Prepaid expenses and other current assets of $2,249,000 at October 2, 1994 and $6,413,000 at October 3, 1993 included prepaid casualty insurance costs of $1,510,000 and $5,656,000, respectively.

D.       LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and capitalized lease obligations consist of the following:

                                                              1994                    1993
                                                              ----                    ----
                                                                    (In thousands)
Amended Credit Agreement dated
             October 8, 1993:
             Tranche A Term                                $36,641               $   37,953
             Tranche A Revolving                             2,100
             Tranche B Term                                 14,220                   15,000
         Other                                                                           10
         Capitalized lease obligations @ 5% to 15%           5,809                    7,342
                                                           -------               ----------
                                                            58,770                   60,305
         Less current portion                                  902                    1,055
                                                           -------               ----------
                                                           $57,868               $   59,250
                                                           =======               ==========

The Company had an amended credit agreement dated April 26, 1992 with a syndicate of banks consisting of (a) a term facility in the original amount of $44,000,000 expiring on October 15, 1997, (b) a growth facility in an amount up to $25,000,000 and (c) a working capital facility in an amount of up to $10,000,000. Interest on each of these facilities was, at the option of the Company, payable at a spread over the prime rate or Eurodollar rate. The spread, in each case, was subject to adjustment based on the Company's ratio of free operating cash flow to debt.

On October 8, 1993 the Company and a majority of its lenders along with certain new banks, amended the agreement dated April 26, 1992. The Amended and Restated Credit Agreement ("Amended Agreement") provides the Company with $70,000,000 that is comprised of the following: Tranche A Term borrowings of $37,953,000, at prime plus .5% to .875% or LIBOR plus 1.125% to 1.625%, depending on the funded debt to free operating cash flow ratio, with payments commencing on October 8, 1995 (the "Conversion Date") and payable through January 1999; Tranche A Revolving facility of up to $16,348,000 ($2,100,000 outstanding at October 2, 1994, none outstanding at October 3, 1993), at prime plus .5% to .875% or LIBOR plus 1.125% to 1.625%, depending on the funded debt to free operating cash flow ratio, which converts to term on the Conversion Date and is then payable through January 1999; and Tranche B Term borrowings of $15,000,000 at prime plus .875% or LIBOR plus 2.25% with payments commencing in April 1999 and a final maturity of July 2000. The interest rates under the Amended Agreement at October 2, 1994 on Tranche A Term, Tranche A Revolving, and Tranche B Term were 6.06%, 7.75% and 6.94%, respectively.

The Amended Agreement also contains certain financial covenants, including maintenance of minimum interest and fixed charge coverage ratios, cash flow ratios, minimum levels of net worth and maximum leverage ratios. Provisions of the Amended Agreement restricting the payment of dividends would prevent the Company from paying dividends during the term of the Amended Agreement.

Maturities of long-term debt for the years succeeding October 2, 1994 are as follows:

                                                   (In thousands)
                          1995                        $     0
                          1996                          7,361
                          1997                          9,879
                          1998                         13,443
                          1999                         13,746
                          Thereafter                    8,532


                                      F-7
Interest expense for 1994, 1993 and 1992 as presented has been reduced by interest income of $171,000, $248,000 and $379,000, respectively.

Principal payments may be accelerated due to additional payments based upon excess cash flow from operations, the sale of certain assets and the offering proceeds from the sale of stock of the Company. Pursuant to the Amended Agreement, certain commitment and facility fees are payable based upon the borrowing levels.

During 1994, the Company entered into two interest rate cap agreements in the aggregate of $15,000,000 expiring during fiscal 1995. The fixed interest rates on these contracts at October 2, 1994 ranged from 5.5% to 7%. During 1993, the Company had outstanding a $10,000,000 interest rate swap agreement which expired in fiscal 1994, and a $15,000,000 interest cap agreement expiring in fiscal year 1995 to exchange LIBOR based interest payments for fixed rate payments. The fixed rate interest rates on these contracts at October 3, 1993 were 8.725% and 7% on the swap and cap agreements, respectively. The interest rate differential is recognized over the lives of the agreements as an adjustment to interest expense. The amount included in the financial statements for outstanding debt and the related swap agreements approximates fair value.

The Company occupies certain of its real estate under long-term leases,
substantially all of which contain renewal options.   Most of these leases
provide for a percentage rental based on sales and, in most cases, require a minimum annual rental.

A summary of property leased under capital leases is as follows:
                                             1994                     1993
                                             ----                     ----
                                                    (In thousands)
         Real Estate                        $9,353                  $10,204
         Equipment                             456                      456
                                            ------                  -------
                                             9,809                   10,660
         Less accumulated amortization       5,107                    4,446
                                            ------                  -------
                                            $4,702                  $ 6,214
                                            ======                  =======

The above amounts represent the present value of future minimum lease payments at the inception of the leases, excluding that portion of the lease payments representing estimated insurance and tax cost. Leases capitalized also exclude that portion of the minimum lease payments attributable to land. Lease amortization is included in depreciation expense.

Future minimum lease payments under noncancelable leases as of October 2, 1994 for each of the following years are as follows:

                                               CAPITAL               OPERATING
                                               LEASES                   LEASES
                                               ------                   ------
                                                      (In thousands)
1995                                           $1,462                  $ 5,825
1996                                            1,420                    5,283
1997                                            1,248                    4,729
1998                                            1,104                    5,106
1999                                              981                    3,417
Thereafter                                      1,640                   24,241
                                               ------                  -------
Total minimum payments                          7,855                  $48,601
         Amount representing interest           2,046                  =======
                                               ------
Present value of net minimum payments           5,809
Current portion of capital lease obligations      902
                                               ------
Long-term capital lease obligations            $4,907
                                               ======

Minimum obligations for noncancelable operating leases have been reduced by minimum noncancellable operating sublease rentals of $397,000.

Rent expense under operating leases for continuing operations was $8,280,000, $7,623,000 and $7,087,000 for 1994, 1993 and 1992, respectively. Rent expense includes contingent rental expense for capital and operating leases of $2,373,000, $2,424,000 and $2,532,000 for 1994, 1993 and 1992, respectively.

E.   STOCKHOLDERS' EQUITY

The 1992 Equity Incentive Plan, approved by the shareholders of the Company, authorizes the granting of various options and rights to purchase 350,000 shares of common stock of the Company. Incentive stock options cannot be issued at less than fair market value whereas the exercise price of nonqualified stock options is specified by the Compensation Committee. Furthermore, the number of shares available for grant is reduced by shares that are issued or are issuable under the 1987 and 1982 stock option plans.

The following is a summary of stock option transactions during 1994, 1993 and 1992:

                                                            SHARES                   OPTION PRICES
                                                            ------                   -------------
Options outstanding September 29, 1991                     146,000               $3.29       to    $12.76
Granted                                                    391,000               $4.63       to    $ 6.75
Cancelled                                                  (60,000)              $3.29       to    $12.76
                                                           --------

Options outstanding at September 27, 1992                  477,000               $3.29       to    $10.06
Granted                                                    304,000               $7.00       to    $ 9.13
Cancelled                                                  (77,000)              $3.29       to    $ 7.88
                                                           --------

Options outstanding at October 3, 1993                     704,000               $3.29       to    $10.06
Granted                                                     19,000               $6.25       to    $ 7.50
Cancelled                                                  (95,000)              $4.63       to    $ 9.13
                                                           --------

Options outstanding at October 2, 1994                     628,000               $3.29       to    $10.06
                                                           =======               =====             ======

As of October 2, 1994, options to purchase 628,000 shares of Common Stock were exercisable, options to purchase 195,000 shares of Common Stock were available for future grants and 823,000 shares of Common Stock were reserved for issuance. In December of 1991 the exercise price of previously issued options to purchase 113,000 shares of Common Stock were adjusted downward to reflect the distribution of the Company's non-restaurant operations in September 1991.

On February 2, 1993 the Compensation Committee of the Board of Directors authorized 30,000 shares of restricted stock to be offered to Michael P. O'Donnell, Chairman of the Board, President, and Chief Executive Officer. These shares, valued at $274,000 at issuance, are subject to forfeiture and transfer restrictions over the three years following issuance. At the completion of each year of service subsequent to the issuance date, forfeiture restrictions are released on 10,000 shares. An aggregate amount of $178,000 has been recorded as compensation expense through fiscal 1994.

F.   INCOME TAXES

The provision for income taxes for continuing operations computed under SFAS
No. 96 in 1992 and SFAS No. 109 in 1993 and 1994, consists of the following:
                                           1994          1993           1992
                                           ----          ----           ----
                                                    (In thousands)
        Current:
           Federal                        $2,344         $1,574        $1,457
           State                             260            226           305
                                          ------         ------        ------
                                           2,604          1,800         1,762
        Deferred:
           Federal                           298            654           932
           State                              38             53           152
                                          ------         ------        ------
                                          $2,940         $2,507        $2,846
                                          ======         ======        ======

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income from continuing operations are as follows:

                                                            1994      1993       1992
                                                            ----      ----       ----
                                                                 (In thousands)
Taxes at statutory rate applied to pretax                  $3,123    $2,664    $2,547
   income from continuing operations
Increases (reductions) in tax resulting from:
   State income taxes                                         197       184       302
   Targeted jobs tax credits                                 (499)     (232)     (158)
   FICA tax credits                                          (422)
   Other                                                      541      (109)      155
                                                           ------    ------    ------
                                                           $2,940    $2,507    $2,846
                                                           ======    ======    ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at October 2, 1994 and October 3, 1993 are as follows:

                                                       October 2, 1994
                                                        (In thousands)

                                               ASSETS    LIABILITIES    TOTAL
                                               ------    -----------    -----
   Current:
      Vacation pay                             $ 200                    $ 200
      Accounts receivable                        151                      151
      Other deductible (income) amounts           42       $(72)          (30)
      Less valuation allowance                  (321)                    (321)
                                               ------      -----        -----
                                               $  72       $(72)        $   0
                                               ------      -----        -----

                                                                                   October 2, 1994
                                                                                    (In thousands)
                                                                             ASSETS    LIABILITIES        TOTAL
                                                                             ------    -----------        -----
                    Noncurrent:
                       Credits                                             $ 2,285                       $ 2,285
                       Depreciation                                          1,101        $(3,918)        (2,817)
                       Lease obligations                                     2,358         (1,964)           394
                       Accrued insurance                                     2,640                         2,640
                       Closed location reserve                                 704                           704
                       Amortization                                                          (976)          (976)
                       Land                                                                  (318)          (318)
                       Other deductible (income amounts)                                     (274)          (274)
                       Less valuation allowances                            (4,718)                       (4,718)
                                                                           -------        --------       --------
                                                                           $ 4,370        $(7,450)       $(3,080)
                                                                           -------        --------       --------
                                                                           $ 4,442        $(7,522)       $(3,080)
                                                                           =======        =======        =======


                                                                                   October 3, 1993
                                                                                    (In thousands)
                                                                             ASSETS    LIABILITIES        TOTAL
                                                                             ------    -----------        -----
                    Current:
                       Credits                                                $300                         $ 300
                       Vacation pay                                            224                           224
                       Accounts receivable                                      65                            65
                       Other deductible (income) amounts                        25          $(204)          (179)
                       Less valuation allowance                               (410)                         (410)
                                                                              ----          -----          -----
                       Total current                                          $204          $(204)         $   0
                                                                              ----          -----          -----


                                                                             ASSETS    LIABILITIES        TOTAL
                                                                             ------    -----------        -----
                    Noncurrent:
                       Credits                                             $ 1,376                       $ 1,376
                       Depreciation                                            535        $(2,859)        (2,324)
                       Lease obligations                                     1,431         (1,207)           224
                       Accrued insurance                                     1,561                         1,561
                       Closed location reserve                                 493                           493
                       Other deductible (income amounts)                       614            (59)           555
                       Less valuation allowances                            (4,629)                       (4,629)
                                                                          --------      ----------      ---------
                    Total noncurrent                                       $ 1,381        $(4,125)       $(2,744)
                                                                          --------      ----------      ---------
                    Total current and noncurrent                           $ 1,585        $(4,329)       $(2,744)
                                                                        ==========      ==========    ===========

Deferred income tax provision (benefit) from continuing operations under SFAS
No. 96 consisted of the following:

                                                                                              1992
                                                                                              ----
                                                                                       (In thousands)
                       Accrued insurance                                                   $ (588)
                       Lease obligations                                                      390
                       Depreciation                                                           725
                       Notes and accounts receivable                                          597
                       Closed location reserve                                                345
                       Other                                                                 (385)
                                                                                           -------
                                                                                           $1,084
                                                                                           =======

A valuation allowance has been provided for those deferred tax assets for which management believes it is more likely than not that the tax benefit will not be
realized.   As of October 2, 1994 the Company had approximately $1,231,000 of alternative minimum tax credit carryforwards for federal tax purposes, approximately $298,000 of targeted jobs tax credits, approximately $640,000 of FICA tax credits, and $17,000 of foreign tax credits which expire on various dates through 2009. The Company also had a 1991 net operating loss carryforward of $1,710,000 at the end of 1991 that was utilized in 1992.

G.   RETIREMENT BENEFITS

The Company sponsors a qualified defined contribution pension plan which covers substantially all full-time eligible employees. Employees may contribute up to 10% of earnings on an after tax basis which are matched by the Company based upon years of participation in the plan up to a maximum of 3%. Defined contribution expense for the Company was $221,000, $240,000 and $260,000 for 1994, 1993 and 1992, respectively.

The Company also sponsors a non-qualified deferred compensation plan for key management employees. An employee can defer up to 10% of eligible compensation which will be matched by the Company up to 3%. The Company may also make discretionary matching contributions between 25% and 100% of each employee's deferred compensation between 3% and 10%. In addition, a rate of return, determined in advance by the Company, will be credited each year to the employee's account. The funds are invested at the discretion of the company. Deferred compensation expense for the Company was $112,000, $97,000 and $95,000 for 1994, 1993 and 1992, respectively. Except as set forth above, the Company has no liability for health or other benefits to retirees.

H.   COST OF PRODUCTS SOLD

Cost of products sold comprises the following:
                                                                             1994          1993           1992
                                                                             ----          ----           ----
                                                                                    (In thousands)
                    Food and beverage costs                                $ 76,949       $ 73,309       $ 70,215
                    Labor costs                                              76,845         73,537         71,984
                    Other costs                                              49,025         46,861         45,693
                                                                           --------       --------       --------
                                                                           $202,819       $193,707       $187,892
                                                                          =========       ========       ========

I.   OTHER INCOME

During 1994, the Company completed a sale of one location for approximately $2.0 million and realized a pretax gain of approximately $1.5 million. This gain was partially offset by the write-off of $.6 million in expenses associated with a proposed public offering of convertible subordinated debentures which the Company withdrew due to market conditions.

J.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations for 1994, 1993 and 1992:

                       1994:                                  JANUARY 2    APRIL 3        JULY 3        OCTOBER 2
                                                              ---------    -------        ------        ---------
                                                                      (In thousands except per share data)
                       Revenue                                 $62,199     $59,885        $60,670         $61,217
                       Gross Profit                             10,731       9,400         10,263          10,758
                       Net Income                                1,534       1,554          1,595           1,563
                       Per share data:
                             Net income                            .14          .14            .14            .14

                       1993:                                  JANUARY 3      APRIL 4         JULY 4       OCTOBER 3
                                                              ---------      -------       --------       ---------
                                                                        (In thousands except per share data)
                       Revenue                                 $62,231      $56,389        $55,760        $58,176
                       Gross Profit                             10,729        9,423          9,268          9,434
                       Net Income                                1,427        1,227          1,361          1,313
                       Per share data:
                            Net Income                             .13          .11            .12            .12

                       1992:                                  DECEMBER 29    MARCH 29      JUNE 28        SEPTEMBER 27
                                                              -----------    --------      -------        ------------
                                                                       (In thousands except per share data)
                       Revenue                                 $54,395      $57,237        $57,644        $57,190
                       Gross Profit                              9,688        9,776          9,890          9,220
                       Net Income                                1,128        1,156          1,177          1,185
                       Per share data:
                            Net Income                             .10          .10            .11            .11


K.    LITIGATION

The Company has been named in a number of separate claims brought by former employees alleging that the Company engaged in discriminatory practices based on age, race, sex or disability. Plaintiffs maintaining claims of employment discrimination, such as those being brought against the Company, generally are entitled to have their claims tried by a jury and such claims may result in punitive damage awards. Most of the proceedings against the Company are still in the discovery phase. Management believes that the discrimination claims against the Company are without merit and the Company is actively defending the claims.

L.    SUBSEQUENT EVENT

On August 23, 1994 the Company announced that it had entered into a definitive merger agreement with a private investor group to include 399 Ventures, Inc., certain key members of management and various financial institutions. The merger agreement is subject to receipt of financing and shareholder approval, and provides that the Company's shareholders will receive $9 in cash for each share of common stock. In connection with the merger, the Company plans to repay all amounts outstanding under its Amended Agreement as described in Note
D. On November 16, 1994, the Company announced that it had agreed to extend until January 31, 1995 the termination date of the Merger Agreement in order to allow the acquiror more time to arrange financing for the transaction. The Company anticipates holding a special meeting of shareholders to consider and act on a proposal to approve and adopt the merger in the second quarter of fiscal 1995. Management does not expect that the resolution of these matters will have a material adverse effect on the consolidated financial position of the Company.

                                                                     SCHEDULE II

                         GROUND ROUND RESTAURANTS, INC.
             AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                             (Dollars in thousands)



                                                      BALANCE                        DEDUCTIONS                    BALANCE
                                                                               --------------------------
                                                     BEGINNING                 AMOUNTS        AMOUNTS            END OF PERIOD
                                                                                                                 -------------
NAME OF DEBTOR                                       OF PERIOD    ADDITIONS    COLLECTED      WRITTEN OFF   CURRENT    NON-CURRENT
- - --------------                                       ---------    ---------    ---------      -----------   -------    -----------
YEAR ENDED OCTOBER 2, 1994
             Rodrigues-Perrett Corporation, 10%
             interest bearing note                  $ 135         $ ---        $   ---         $  ---        $ ---       $ 135

YEAR ENDED OCTOBER 3, 1993:
             Rodrigues-Perrett Corporation, 10%
             interest bearing note                  $   ---       $ 135        $   ---         $  ---        $ ---       $ 135

YEAR ENDED SEPTEMBER 27, 1992:
         HSA Properties, Inc., non-interest
         bearing accounts receivable                $ 141         $  ---       $ 141           $  ---        $ ---       $ ---

                                                                      SCHEDULE V

                         GROUND ROUND RESTAURANTS, INC.
                             PROPERTY AND EQUIPMENT
                             (Dollars in thousands)



                                                   BALANCE                                                      BALANCE
                                                   BEGINNING      ADDITIONS                     OTHER           END OF
CLASSIFICATION                                  OF PERIOD        AT COST    RETIREMENTS        CHANGES          PERIOD
- - --------------                                  ---------        -------    -----------        -------        ---------
YEAR ENDED OCTOBER 2, 1994:
         Land                                    $ 11,434        $   ---         $  231          $ ---          $ 11,203
         Buildings                                106,869         15,920          2,755            ---           120,034
         Machinery & equipment                     35,439          6,185          1,757                           39,867
                                                 --------       --------        -------          -----          --------
                                                 $153,742        $22,105         $4,743          $              $171,104
                                                 ========        =======        =======          =====          ========


YEAR ENDED OCTOBER 3, 1993:
         Land                                    $ 11,434        $   ---         $  ---          $ ---          $ 11,434
         Buildings                                 92,406         14,727            244            (20) (a)      106,869
         Machinery & equipment                     27,434          9,128          1,114             (9) (a)       35,439
                                                 --------       --------       --------          -----          --------
                                                 $131,274        $23,855         $1,358          $ (29)         $153,742
                                                 ========        =======        =======          =====          ========


YEAR ENDED SEPTEMBER 27, 1992:
         Land                                    $ 11,281        $   153         $  ---          $ ---          $ 11,434
         Buildings                                 85,582          7,143            314             (5) (a)       92,406
         Machinery & equipment                     23,768          5,458          1,771            (21)(a,b)      27,434
                                                 --------       --------       --------          -----          --------
                                                 $120,631        $12,754         $2,085          $ (26)         $131,274
                                                 ========        =======        =======          =====          ========




(a)  Reclassification of assets.
(b)  Sale of assets.


                                                                     SCHEDULE VI

                         GROUND ROUND RESTAURANTS, INC.
            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                             PROPERTY AND EQUIPMENT
                             (Dollars in thousands)



                                                BALANCE                                                 BALANCE
                                                BEGINNING    ADDITIONS                    OTHER         END OF
CLASSIFICATION                                 OF PERIOD     AT COST     RETIREMENTS     CHANGES        PERIOD
- - --------------                                 ----------    ---------   -----------     -------       --------
YEAR ENDED OCTOBER 2, 1994:
         Buildings                             $20,823       $ 7,189      $  910         $ ---         $27,102
         Machinery & equipment                  12,388         4,935         894           ---          16,429
                                               -------       -------     -------         -----         -------
                                               $33,211       $12,124      $1,804         $             $43,531
                                               =======       =======      ======         =====         =======


YEAR ENDED OCTOBER 3, 1993:
         Buildings                             $15,125       $ 6,116      $  419         $   1 (a)     $20,823
         Machinery & equipment                   8,636         4,150         398           ---          12,388
                                              --------       -------     -------         -----         -------
                                               $23,761       $10,266      $  817         $   1         $33,211
                                               =======       =======     =======         =====         =======


YEAR ENDED SEPTEMBER 27, 1992:
         Buildings                             $ 9,677       $ 5,645      $  206         $   9 (a)     $15,125
         Machinery & equipment                   6,593         3,663       1,625             5 (a,b)     8,636
                                              --------      --------      ------         -----         -------
                                               $16,270       $ 9,308      $1,831         $  14         $23,761
                                               =======      ========      ======         =====         =======




(a)  Reclassification of assets.
(b)  Sale of assets.


                                                                   SCHEDULE VIII
                         GROUND ROUND RESTAURANTS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                                   BALANCE                                                      BALANCE
                                                  BEGINNING      ADDITIONS CHARGED TO                          AT END OF
DESCRIPTION                                       OF PERIOD      COST           OTHER         DEDUCTIONS        PERIOD
- - -----------                                       ---------      ----           -----         ----------        --------
YEAR ENDED OCTOBER 2, 1994:
         Allowances deducted from assets
         to which they apply:
             For doubtful accounts                $  447         $140           $---             $    4(c)       $  583


YEAR ENDED OCTOBER 3, 1993:
         Allowances deducted from assets
         to which they apply:
             For doubtful accounts                $1,270         $ 51           $---             $  874 (b)(c)      447


YEAR ENDED SEPTEMBER 27, 1992:
         Allowances deducted from assets
         to which they apply:
             For doubtful accounts                $2,006         $276           $100 (a)         $1,112 (b)(c)    1,270




(a)  Reclassification of reserve.
(b)  Write-off in connection with uncollectible account.
(c)  Recoveries.




                                                                      SCHEDULE X

                         GROUND ROUND RESTAURANTS, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (Dollars in thousands)



ITEM                                               CHARGED TO COSTS AND EXPENSES
- - ----                                               -----------------------------

                                                   1994         1993         1992
                                                   ----         ----         ----
Maintenance and repairs                         $ 7,566       $7,416       $7,342
Advertising                                       1,013          204        2,025
Taxes other than payroll and income taxes         2,699        2,860        2,740


Depreciation and amortization of intangible assets, restaurant development costs and similar deferrals and royalties are not scheduled above since each of these items does not exceed one percent of total revenues.