Form 10-K/A
period 1994-10-02
GROUND ROUND RESTAURANTS INC
filed 1995-01-30
CIK 51467

                                 FORM 10-K/A
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Fiscal Year Ended October 2, 1994

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from      to

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

Title of each class                   Name of each Exchange on which registered
Common Stock, $ .1667 par value       NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]

On November 30, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $47.2 million, based upon the last reported sale price for a share of the Registrant's Common Stock on the NASDAQ National Market System.

Number of shares of Common Stock outstanding as of November 30, 1994:
11,114,269.

                                  FORM 10-K/A

                                   PART III




Item 10            Directors and Executive Officers of
                      the Registrant                                      2



Item 11            Executive Compensation                                 5



Item 12            Security Ownership of Certain Beneficial
                      Owners and Management                              10



Item 13            Certain Relationships and Related
                      Transactions                                       14


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Certain information is set forth below concerning the Directors of the company  who have been elected to hold office for fiscal year 1994 and until their successors are duly elected and qualified.  The Directors of the Company are as follows:


                                                                                 Director
                 Name                                 Age                         Since
                 ----                                 ---                        --------
           Michael P. O'Donnell                        38                          1991

           J. Eric Hanson                              48                          1987

           Robert E. Lee(1)                            38                          1993

           David J. P. Meachin                         54                          1991

           Stanley J. Moss                             64                          1991

           Thomas J. Russo(1)                          53                          1991

           Daniel R. Scoggin                           57                          1991

- -------------------------

(1)   Messrs. Lee and Russo have been nominated to serve as directors by the Company under the terms of an agreement between the Company and HM Holdings, Inc.  See Security Ownership of Certain Beneficial Owners
      and Management - 1991 Stockholder Agreement with HM Holdings in Item 12.


        Mr. O'Donnell has been the Chairman of the Board, President and Chief Executive Officer of the Company since September 1991 and the President and Chief Executive Officer of the Company's wholly-owned subsidiary The Ground Round, Inc. ("Ground Round") since January 1990. He was Senior Vice President (Southern Division) of TGI Friday's Inc., a restaurant chain, from December 1986 through December 1989.

        Mr. Hanson has been Senior Vice President since February 1994 and a Vice President since February 1993 of MacAndrews and Forbes Holdings, Inc., a private investment company. He was President of Edina Group, Inc., a private investment firm, from February 1992 to February 1993 and has been employed by the Company and Ground Round on a part-time basis since October 1991. He was Vice Chairman and Chief Executive Officer of the Company from January 1990 through September 1991 and President of the Company from January 1989 through January 1990. Mr. Hanson is a director of Meridian Sports, Incorporated.

        Mr. Lee has been Vice President and Chief Financial Officer of Hanson Industries since April 1992. He was Treasurer of Hanson Industries from January 1987 to April 1992.

        Mr. Meachin has been Chairman and Chief Executive Officer of Cross Border Enterprises, Inc., an import-export company, since June 1991. He was a Managing Director in the Investment Banking Division of Merrill Lynch & Co., Inc. from 1981 to 1991.

        Mr. Moss has been legal counsel to NatWest Markets, Investment Banking, a division of National Westminster Banks, Plc, since August 1994. He was engaged in the private practice of law from February 1, 1992 to July 1994. From January 1991 through January 1992, he was of counsel to the law firm of Katten, Muchin & Zavis. He was Senior Vice President, Secretary and Corporate Counsel of Drexel Burnham Lambert Incorporated from 1987 to 1990. Mr. Moss is a trustee of Mid-Atlantic Realty Trust.

        Mr. Russo has been Chairman, President and Chief Executive Officer of Miami Subs Corporation since January 1994. He was Group Chairman and Chief Executive Officer of the Housewares Group of Hanson Industries from December 1987 to January 1994. He was a private consultant from February 1987 until December 1987. He was the President of Ponderosa Steakhouses, a restaurant chain, from 1985 to February 1987. Mr. Russo is a director of JB's Restaurants, Inc.

        Mr. Scoggin was President and Chief Executive Officer of TGI Friday's Inc. until November 1986 and has been a private investor since that time.


EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information is set forth below concerning the executive officers of the Company who have been elected to hold office for such terms as may be prescribed by the Board, and unless sooner removed under the Bylaws of the Company, or until their successors are duly elected and qualified. The executive officers of the Company are as follows:


NAME                      AGE          POSITION
- ----                      ---          --------
Michael P. O'Donnell       38          Chairman of the Board, President and
                                       Chief Executive Officer

Peter J. Beaudrault        40          Executive Vice President

Michael R. Jorgensen       42          Sr. Vice President, Chief Financial
                                       Officer & Treasurer

William C. Schoener        43          Sr.  Vice President - Division Operations

Warren C. Hutchins         50          Vice President - Purchasing & Distribution

Holly J. Young             42          Vice President - Marketing

Robin L. Moroz             38          Vice President - General Counsel

Elizabeth Brennan Baker    40          Vice President - Organizational  Development


        Michael P. O'Donnell's business experience and current position with the Company are described above. See " -- Directors of the Registrant."

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

        Michael R. Jorgensen has served as Vice President, Chief Financial Officer and Treasurer of the Company and Ground Round since June 1993 and was appointed Senior Vice President in September 1993. He was Vice President, Finance - Middle East of Alghanim Industries, the largest consumer products distributor in Kuwait, from March 1992 to April 1993. Prior to that, Mr. Jorgensen was Vice President and Chief Financial Officer of the Company (then known as International Proteins) from May 1988 to September 1991.

        William C. Schoener has served as Senior Vice President of Division Operations since September 1993. He was Divisional Vice President of the Company and Ground Round since September 1991 and January 1989, respectively. He was a Director of Operations of Ground Round from June 1986 through December 1988.

        Warren C. Hutchins has served as Vice President, Purchasing and Distribution of the Company and Ground Round since September 1991 and August 1986, respectively. He was Secretary of Ground Round from March 1990 through February 1991.

        Holly J. Young has served as Vice President of Marketing since May of 1994, and served as Director of Marketing when she joined the Company in March of 1994. She was Senior Vice President of Marketing of Chi-Chi's Restaurants, Inc. from January 1993 through January 1994, and Vice President of Marketing for Grisanti's Inc. from April 1992 to December 1992. From June 1989 to March 1991, she was Senior Vice President of Marketing for Metromedia Steakhouses, Inc. She was Vice President of Marketing for TGI Friday's Inc. from 1987 to 1989.

        Robin L. Moroz was appointed Vice President, General Counsel and Secretary of the Company in December 1994. She was hired by Ground Round as Corporate Attorney in August 1989 and since October 1991 has served as Assistant General Counsel.

        Elizabeth Brennan Baker has served as Vice President of Organizational Development since July of 1994. She was Vice President of Human Resources from January 1993 through June of 1994. She was Vice President - Personnel and Training of the Company and Ground Round since September 1991 and March 1990, respectively. She was Vice President - Training and Development of Ground Round from November 1988 through February 1990, Director of Training and Development of Ground Round from August 1985 through October 1988.

        There is no family relationship among any of the Officers and Directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

        The following table contains a summary of the annual, long-term and other compensation for each of the Company's fiscal years ended September 27, 1992, October 3, 1993 and October 2, 1994, of those persons who were, at October 2, 1994, the Chief
Executive Officer and the other four most highly compensated executive officers of the Company.


                                                Annual Compensation         Long-Term Compensation

                                                                                            Securities
                                                                                              Under-
                                                                 Other         Restricted    Lying
                                                                 Annual          Stock      Options/      All Other
       Name and               Fiscal    Salary     Bonus      Compensation      Award(s)      SARs      Compensation
   Principal Position          Year      ($)        ($)          ($)             ($)          (#)           ($)
- ----------------------        ------   -------     -----      ------------     ----------   -------     ------------
Michael P. O'Donnell           1994    275,000    137,500          0                 0              0     11,775(4)
Chairman of the Board,         1993    235,000    117,500          0           273,600(3)     103,700     10,575(4)
President and Chief            1992    235,000     63,098(2)       0                 0         85,000      8,943(4)
Executive Officer

Peter J. Beaudrault            1994    130,000     69,033          0                 0              0     18,255(5)
Executive Vice President       1993     92,500     23,125          0                 0         23,610     15,000(5)
                               1992      5,832(1)       0          0                 0         40,000          0

Michael R. Jorgensen           1994    130,000     69,033          0                 0              0      4,642(4)
Senior Vice President,         1993     37,902(1)  16,250          0                 0         47,500      1,167(4)
Chief Financial Officer        1992        N/A        N/A        N/A               N/A            N/A        N/A
 and Treasurer

Frank M. Puthoff               1994    120,000     65,283          0                 0              0      5,579(4)
Senior Vice President,         1993    114,950     57,475          0                 0         23,610      5,173(4)
General Counsel                1992    112,338     30,864(2)       0                 0         40,000      4,296(4)
and Secretary

William C. Schoener            1994    120,000     65,283          0                 0              0      5,000(4)
Senior Vice President          1993     92,500     38,192          0                 0         23,610      3,921(4)
of Division Operations         1992     92,500          0          0                 0         40,000      2,775(4)

(1)  Messrs. Beaudrault and Jorgensen were employed by the Company commencing in September 1992 and June 1993, respectively.

(2)  Because the Company changed its fiscal year-end in September 1991, bonuses for fiscal 1992 were based on the Company's performance during the nine-month period ended September 27, 1992.

(3)  As of October 3, 1994, Mr. O'Donnell held an aggregate of 30,000 shares of restricted stock, the value of which is shown in the table. The grant to Mr. O'Donnell was made in February 1993 and the shares are subject to forfeiture restrictions which lapse in equal installments over a period of three years. In the event of Mr. O'Donnell's death or disability, the shares of restricted stock are no longer subject to forfeiture.


(4) Represents the amount of the Company's contributions to the Company's non-qualified Deferred Compensation Plan made on behalf of the named executive officers.

(5) The Company agreed to pay Mr. Beaudrault $30,000 when he joined the Company, one-half of which was paid in fiscal 1993 and one-half of which was paid in fiscal 1994. The remaining $3,255 Mr. Beaudrault received in fiscal 1994 represents the amount of the Company's contribution to the Deferred Compensation Plan made on his behalf.


AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES

The following table shows certain information as of October 2, 1994 concerning unexercised stock options held by the Chief
Executive Officer and the named executive officers that were granted under the Company's 1989 Stock Option Plan and 1992 Equity
Incentive Plan.  None of the named individuals exercised any stock options during 1994.


                                                                 Number of
                                                                 Securities Underlying    Value of
                                                                 Unexercised              Unexercised
                                                                 Options/SARs at          Options/SARs at
                                                                 FY end (#)               FY end ($)

                        Shares Acquired         Value            Exercisable/             Exercisable/
Name                    on Exercise (#)      Realized ($)        Unexercisable            Unexercisable (1)
- ----                    ---------------      ------------        -------------            -----------------
M. O'Donnell                  0                  0                127,519 / 87,033          471,896 / 72,683

P. Beaudrault                 0                  0                42,500 / 21,110           88,437 / 14,930

M. Jorgensen                  0                  0                 2,500 / 45,000            3,437 / 61,875

F. Puthoff                    0                  0                47,025 / 21,110           176,201 / 14,930

W. Schoener                   0                  0                47,025 / 21,110           176,201 / 14,930

Footnote:

(1)  Valuation is based on the fair market value of Ground Round common stock on October 2, 1994 (the last day of the 1994 fiscal year).


DEFINED BENEFIT PLAN TABLE

        The following is a pension plan table showing estimated annual benefits (exclusive of reductions of Social Security benefits) payable upon normal retirement to persons in specified compensation and years of service classifications under the Company's unfunded, non- qualified retirement plan (the "Retirement Plan"). Officers of the Company who hold the title of President, Vice President or General Counsel are entitled to participate in the Retirement Plan. The Company pays the full cost of the Plan.

        The table below shows the annual amounts payable under the present provisions of the Plan as amended through October 2,
1994, based on Final Average Salary for various years of service, assuming the employee would retire at age 65 in 1994.


               Final                                  Years of Service
             Average            ----------------------------------------------------------
              Salary              10               15                20               25
             -------            ------           ------            ------          -------
             $80,000            16,000           16,000            28,000           40,000
             100,000            20,000           20,000            35,000           50,000
             120,000            24,000           24,000            42,000           60,000
             140,000            28,000           28,000            49,000           70,000
             160,000            32,000           32,000            56,000           80,000
             200,000            40,000           40,000            70,000          100,000
             250,000            50,000           50,000            87,500          125,000
             300,000            60,000           60,000           105,000          150,000
             350,000            70,000           70,000           122,500          175,000
             400,000            80,000           80,000           140,000          200,000


        Final Average Salary is the highest five-year average of consecutive years' Salary (from the Summary Compensation Table) over an employee's career with the Company.

        The amounts above are payable for the life of the retiree only, and would be reduced on an actuarial basis if survivor options were chosen. In addition, a 100% Social Security offset applies to amounts above.

        The years of service at October 2, 1994 under the Plan for those individuals named in the Summary Compensation Table were as follows: Mr. O'Donnell, 4 years, 8 months; Mr. Puthoff 4 years, 2 months; Mr. Schoener, 21 years, 7 months; Mr. Beaudrault, 2 years; and Mr. Jorgensen, 1 year, 3 months.

        The compensation covered by the Retirement Plan is the base salary of individual participants as shown in the Summary Compensation Table.
Participants in the Retirement Plan are entitled to a monthly benefit upon retirement after attaining the age of 65 equal to 50% of final average compensation, reduced by 1/2 of 1% of final average compensation for each month (not in excess of 120 months) by which the participants's credited service with the Company is less than 300 months, less the amount of the participant's primary Social Security benefit. Early retirement benefits are also available for participants who are 55 and have completed 15 years of service equal to the participant's normal retirement benefit reduced for early commencement by 5/9 of 1% for each of the first 60 months plus 5/18 of 1% for each month in excess of 60 months by which the benefit commencement date precedes a participant's normal retirement date, and increased by 1/48 of 1% of the participant's final average compensation times months of projected credited service over 25 years, not to exceed 120 months, less the amount of the participant's primary social security benefit. Projected credited service indicates that period to time which commences on the participant's date of hire and ends on the participant's normal retirement date.

COMPENSATION OF DIRECTORS

        Each of the directors of the Company, other than directors who are officers or employees of the Company or of HM Holdings, Inc. ("HMH") or its affiliates, receives an annual fee of $12,000 for serving as a director. In addition, under the Company's 1992 Equity Incentive Plan, each director of the Company who is not an officer or employee of the Company receives a five-year option to purchase 2,000 shares of Common Stock of the Company when he or she is first elected a director of the Company and an option to purchase 1,000 shares of Common Stock of the Company as of the date of each meeting of shareholders at which the director is re-elected. These options are immediately exercisable at a purchase price equal to the closing price of a share of the Company's Common Stock on the NASDAQ/NMS Stock Market on the date the option is granted. Those directors who are employees of HMH or its affiliates have declined to accept options under the Company's 1992 Equity Incentive Plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

        Employment Agreements. The Company has entered into an employment agreement with Michael P. O'Donnell effective June 10, 1991 and amended effective April 21, 1992 under which Mr. O'Donnell has agreed to serve the Company as Chairman, President and Chief Executive Officer for a term commencing upon September 27, 1991 and extending until December 31, 1996. The agreement will be automatically renewed on each December 31 thereafter for an additional year, unless, not later than the September 30 prior to such December 31, either party gives notice to the other that it or he wishes to terminate the agreement.

        Under the amended agreement, Mr. O'Donnell is entitled to compensation consisting of (1) a base salary of $235,000 per annum, subject to upward adjustment effective January 1 in each year, and (ii) an annual bonus of up to 100% of his base salary for the preceding fiscal year determined in the same manner as bonuses are determined for other executives (other than executive and senior vice presidents) of the Company under the Company's bonus plan then in effect. For fiscal 1994, Mr. O'Donnell's base salary under his agreement was $275,000. Mr. O'Donnell is also entitled to receive certain benefits, including insurance, participation in deferred compensation and stock option plans, use of a company car or a car allowance, and payment of annual country club dues. The Company may terminate the agreement at any time for "cause" or "disability" (as defined in the agreement). Mr. O'Donnell may terminate the agreement at any time if the Company is in breach of any of its obligations to him and such breach is not cured within 30 days; if he is not reelected to serve as Chairman, President and Chief Executive Officer of the Company or is removed from any of such positions (unless he is not reelected or removed as Chairman of the Company as a result of action taken by any person, entity or group of persons or entities which has the power to elect a majority of the Board of Directors of the Company); or if the successor to all or substantially all of the business or assets of the Company fails to assume its obligations under the agreement. In the event that Mr. O'Donnell's employment is terminated by him pursuant to the terms of the agreement or by the Company (other than for "cause" or "disability"), Mr. O'Donnell will be entitled to receive a lump sum payment equal to two times his base salary then in effect. In the event Mr. O'Donnell's employment terminates because of death, disability or expiration of his agreement without renewal, or is terminated without cause, he will receive his bonus pro-rated based upon the number of days during the fiscal year he was employed. If his employment is terminated for cause or for breach of his agreement, he shall not receive any bonus for the year.

        In August 1991, Ground Round and the Company entered into an agreement with J. Eric Hanson, a director of the Company and its former Chief Executive Officer and Vice Chairman, pursuant to which he will be employed by Ground Round and the Company on a part-time basis for a period of five years currently to provide advice in connection with the Company's ongoing commercial banking relationships. In consideration for his services, Mr. Hanson received $36,000 in fiscal 1993 and $12,000 in fiscal 1994 and continues to be eligible to participate in the Company's stock option plans but is not entitled to receive directors' fees.

        Severance Agreements. In July 1994, the Company entered into severance agreements (the "Severance Agreements") with Michael P. O'Donnell, Chairman of the Board, President and Chief Executive Officer, Michael R. Jorgensen, Senior Vice President and Chief Financial Officer, Peter J. Beaudrault, Executive Vice President, and William C. Schoener, Senior Vice President, each of whom is a member of the Management Group. The Severance Agreements provide benefits in the event of a change in control of the Company as defined therein.

        Mr. O'Donnell's Severance Agreement provides that he will receive a lump sum payment if (i) he does not voluntarily terminate his employment with the Company for a period of 120 days after a change in control of the Company has occurred (the "Stay Period") or (ii) his employment by the Company is terminated by the Company during the Stay Period for any reason other than "cause" (as defined in his Severance Agreement). The lump sum payment will be equal to two times the sum of (i) Mr. O'Donnell's highest annual base salary at any time on or after the date of his Severance Agreement and (ii) Mr. O'Donnell's highest targeted bonus under the Company's incentive bonus plan at any time on or after the date of his Severance Agreement. In addition, for a period of approximately 28 months after the date of the change in control, Mr. O'Donnell will be entitled to the benefit of all employee benefit plans and arrangements in which he is entitled to participate immediately prior to the change in control (including, without limitation, medical and dental insurance plans, disability and life insurance plans, and car and country club allowance programs).

        The Severance Agreements for Messrs. Jorgensen, Beaudrault and Schoener provide that each will receive a bonus (a "Bonus Payment") within five days after the expiration of the Stay Period following a change in control if (i) during the Stay Period his employment is terminated by the Company for any reason other than cause or (ii) he does not voluntarily terminate his employment during the Stay Period other than for Good Reason (as defined in the Severance Agreements). The Bonus Payment will be equal to one- half of the employee's highest annual base salary at any time on or after the date of the Severance Agreement. The Severance Agreement for each of Messrs. Jorgensen, Beaudrault and Schoener also provides that such employee will receive an additional payment (each a "Severance Payment:"), if (i) within 24 months after a change in control of the Company, the employee terminates his employment with the Company for Good Reason within 90 days after the event which constitutes Good Reason or (ii) within such 24- month period, the Company terminates his employment for any reason other than cause. The Severance Payment will be equal to two times the sum of (i) the employee's highest annual base salary at any time on or after the date of the Severance Agreement and (ii) the employee's highest targeted bonus under the Company's incentive bonus plan at any time on or after the date of the
Severance Agreement.   In addition, each of Messrs. Jorgensen, Beaudrault and
Schoener will be entitled for a period of 24 months after the date of termination of employment to the benefit of all employee welfare benefit plans and arrangements in which he is entitled to participate immediately prior to the change of control (including, without limitation, medical and dental insurance plans, disability and life insurance plans, and car allowance programs).

        Each Severance Agreement provides that all outstanding Company Options (as defined below) and, in the case of Mr. O'Donnell, all restricted stock will vest immediately upon a change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


        GENERAL.  The following table sets forth, in accordance with the Commission's beneficial ownership rules, certain information about the only persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of Common Stock as of October 2, 1994.  The information has been derived from statements on Schedules 13D or 13G filed by the persons listed in the table.  Unless otherwise indicated, each of the beneficial owners has sole voting and investment power with respect to its or his shares.

   Name and Address of                           Number of Shares                       Percent
    Beneficial Owner                            Beneficially Owned                      of Class
   -------------------                          -------------------                     --------
HM Holdings, Inc.                                  3,680,000 (1)(2)                      33.11%
99 Wood Avenue South
Iselin, NJ  08830


FMR Corp.                                          1,393,600 (3)                         12.54%
82 Devonshire Street
Boston, MA  02109-3614

Wellington Management Company                         668,500 (4)                         6.01%
75 State Street
Boston, MA  02109

David H. Clarke                                       666,467 (1)(5)                      6.00%
16 West River Road
P.O. Box 521
Rumson, NJ  07760


GSB Holdings, Inc.                                    640,000 (1)                         5.76%
16 West River Road
P.O. Box 521
Rumson, NJ  07760

Dimensional Fund Advisor                              575,600                             5.18%
1299 Ocean Ave.
Santa Monica, CA  90401


(1) HM Holdings is engaged principally in the business of holding investments and is an indirect, wholly-owned subsidiary of Hanson PLC. GSB Holdings is engaged principally in the business of holding investments and is a wholly-owned subsidiary of Great South Beach Improvement Co. ("GSB Improvement"), a corporation principally engaged in real estate development. David H. Clarke is a Vice Chairman of Hanson PLC, an officer and director of HM Holdings, a director, officer and controlling shareholder of GSB Improvements, and an officer and a director of GSB Holdings. HM Holdings, on the one hand, and Mr. Clarke, GSB Improvement and GSB Holdings, on the other hand, disclaim the existence of a group for the purposes of Section 13(d) of the Exchange Act. Pursuant to the 1991 Agreement (as hereinafter defined), HM Holdings has two nominees, Robert E. Lee and Thomas J. Russo, serving on the company's Board of Directors. Mr. Lee is Vice President and Chief Financial Officer of Hanson America Inc., a subsidiary of Hanson PLC that is a direct parent of HM Holdings. GSB Holdings is not entitled to nominate any directors of the Company. To the Company's knowledge, other than as described above and under "-- Security Ownership of Certain Beneficial Owners -- 1991 Stockholder Agreement with HM Holdings" below, neither HM Holdings nor GSB Holdings has any affiliation with the Company or its management.

(2) Excludes an aggregate of 9,400 shares of Common Stock beneficially owned by Robert E. Lee and Thomas J. Russo, whom HM Holdings has nominated to the Board of Directors pursuant to the 1991 Agreement. See "-- Security Ownership of Certain Beneficial Owners - 1991 Stockholder Agreement with HM Holdings." Also excludes any other shares of Common Stock that may be beneficially owned by directors, executive officers and/or employees of Hanson PLC and its subsidiaries, directly or through individual employee savings plan accounts.

(3)     All shares are beneficially owned by Fidelity Management & Research
        Company.

(4) All Shares are owned by numerous investment counselling clients to whom Wellington Management Company serves as investment advisor.

(5) Includes (i) 640,000 shares owned by GSB Holdings (as listed in the table above), and (ii) 26,467 shares owned directly by Mr. Clarke. Mr. Clarke is an indirect majority shareholder and an officer and director of GSB Holdings and may, therefore, be deemed to own beneficially the shares of Common Stock owned by GSB Holdings. Excludes 37,333 shares of Common Stock owned by Mr. Clarke's spouse and children, as to which Mr. Clarke disclaims beneficial ownership. Also excludes all shares beneficially owned by HM Holdings and any shares that may be beneficially owned by directors, executive officers and/or employees of Hanson PLC and its subsidiaries, directly or through individual employee savings plan accounts.




        1991 STOCKHOLDER AGREEMENT WITH HM HOLDINGS. HM Holdings and the Company are parties to a Stockholder Agreement dated as of August 1, 1991 (the "1991 Agreement") providing for certain rights and restrictions with respect to HM Holdings' ownership of the

Common Stock. In the 1991 Agreement, the Company agreed that, upon HM Holding's request, the Company will use its best efforts to nominate and cause to be elected to the Company's Board of Directors two persons designated by HM Holdings as long as HM Holdings and its corporate affiliates beneficially own 20% or more of the outstanding shares of Common Stock, and one person designated by HM Holdings as long as HM Holdings and its corporate affiliates beneficially own less than 20% but more than 10% of the outstanding shares of Common Stock. Messrs. Lee and Russo are the current nominees of HM Holdings serving on the Board of Directors. HM Holdings has the right to propose for election and/or to solicit proxies in favor of the election of any number of directors of the Company, but has advised the Company that it has no present intention to seek to have additional designees elected to the Board.

        In the 1991 Agreement, HM Holdings agreed that neither HM Holdings nor any of its corporate affiliates will acquire, directly or indirectly, such number of additional shares of Common Stock as would result in HM Holdings and such affiliates beneficially owning 50% or more of the outstanding shares of Common Stock unless, in such acquisition, HM Holdings and/or such affiliates offer to acquire all outstanding shares of Common Stock not held by them upon substantially the same terms and conditions. In addition, HM Holdings has agreed that, except in certain limited circumstances, so long as HM Holdings or any such affiliates seek to sell or otherwise dispose of all or substantially all of the shares of Common Stock owned by it to a third party, except as may be otherwise approved by a majority of the members of the Board of Directors not designated by HM Holdings, HM Holdings or such affiliate will use its best efforts to cause such third party to offer to purchase all other outstanding shares of Common Stock upon substantially the same terms and conditions. HM Holdings also agreed that, if such third party fails to make such offer, HM Holdings or such affiliate will not so sell or otherwise dispose of such shares unless such third party agrees to be subject to the same limitation on its ability to sell and to the requirements applicable to HM Holdings with respect to the acquisition of 50% or more of the outstanding shares of the Common Stock.

        In addition, in the 1991 Agreement the Company agreed that, if at any time it shall propose to sell any shares of Common Stock or any other security entitling the holder thereof to vote for the election of directors of the Company, or any warrants or rights therefor or securities convertible into or exchangeable therefor, to any person or entity other than HM Holdings or its affiliates, it shall give HM Holdings the opportunity to purchase such number of shares or other securities as will permit HM Holdings and its corporate affiliates to retain their percentage of the Company's voting power.

        The Company also agreed that, so long as HM Holdings owns 5% or more of the outstanding shares of Common Stock, upon HM Holding's request, the Company will cause up to four registration statements to be filed with the Commission in order to permit HM Holdings or a corporate affiliate to sell all or a portion of its shares of Common Stock. In addition the Company agreed, if requested, to include some or all shares of Common Stock owned by HM Holdings or an affiliate in any registration statement it otherwise files (other than registration statements relating to employee stock options). The Company and HM Holdings also agreed to indemnify each other for certain liabilities that may arise in connection with any such registration statements.

        It is an event of default under the Company's principal credit facility if HM Holdings does not beneficially own at least 25% of the Company's outstanding Common Stock or the Company's Board of Directors does not include two designees of HM Holdings, but if the Company were to raise $10 million of additional common equity capital after October 1993, the 25% ownership requirement would be reduced to 0% and no HM Holdings nominees would be required. HM Holdings has agreed that, as long as the principal credit facility is outstanding, it will not take any action to cause its beneficial ownership to fall below such percentage and has agreed to nominate two individuals for election as directors of the Company. The Company does not have an agreement with HM Holdings or its affiliates requiring them to provide financial support in connection with the principal credit facility.

        1991 REGISTRATION RIGHTS AGREEMENT WITH GSB HOLDINGS. GSB Holdings and the Company are parties to a Registration Rights Agreement, dated as of August 20, 1991, which allows GSB Holdings certain registration rights with respect to the shares of Common Stock owned by it. The Company agreed, if requested, to include no less than 50,000 shares of Common Stock owned by GSB Holdings in any registration statement it otherwise files (other than registration statements relating to employee stock options). GSB Holdings agreed to observe the same lock-ups with regard to the sale of the shares of Common Stock owned by it as the Company agrees to, if any, in connection with such registration statement if so requested by the managing underwriter. The Company and GSB Holdings also agreed to indemnify each other for certain liabilities that may arise in connection with any such registration statement.

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth certain information as of  December 31, 1994 with respect to (i) each director of the
Company, (ii) certain executive officers of the Company, and (iii) all officers and directors as a group.  This information has been furnished by the persons listed in the table.

                                                      Number of Shares                     Percent of
          Name                                        Beneficially Owned                      Class
- ---------------------------                           ------------------                   ----------
(a)  Security ownership of directors:

     Michael P. O'Donnell                               185,419 (1)                          1.7%

     J. Eric Hanson                                     123,826 (2)                          1.1%

     Robert E. Lee                                        1,000 (3)                          *

     David J. P. Meachin                                  5,000 (4)                          *

     Stanley J. Moss                                      4,000 (4)                          *

     Thomas J. Russo                                      8,400 (5)                          *

     Daniel R. Scoggin                                    4,000 (4)                          *

(b)  Security ownership of executive officers:

     Michael P. O'Donnell                               185,419 (1)                          1.7%

     Michael R. Jorgensen                                 2,500 (6)                          *

                                      13

     Peter J. Beaudrault                                 47,870 (6)                         *

     Frank M. Puthoff                                    52,395 (6)                         *

     William C. Schoener                                 52,395 (6)                         *

(c)  All officers and directors
     as a group (15 persons)                            528,751 (7)                         4.6%

*       Less than 1%.

(1)     Includes an aggregate of 145,419 shares of Common Stock that may be acquired under stock options exercisable within
        60 days of December 31, 1994.  Also includes 30,000 shares of restricted Common Stock.

(2)     Includes an aggregate of 71,926 shares of Common Stock that may be acquired under stock options exercisable within 60 days of December 31, 1994.

(3)     Excludes all shares of Common Stock beneficially owned by HM Holdings, of which Mr. Lee is an executive officer.  See
        "--Security Ownership of Certain Beneficial Owners."

(4)     Includes 4,000 shares of Common Stock that may be acquired under stock options exercisable within 60 days of
        December 31, 1994.

(5)     Includes 1,000 shares of Common Stock that may be acquired under stock options exercisable within 60 days of
        December 31, 1994.

(6)     Represents shares of Common Stock that may be acquired under stock options exercisable within 60 days of December 31, 1994.

(7)     Includes an aggregate of 420,301  shares of Common Stock that may be acquired under stock options exercisable within
        60 days of December 31, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See "Security Ownership of Certain Beneficial Owners and Management - Security Ownership of Certain Beneficial Owners - 1991 Registration Rights Agreement with GSB Holdings" in Item 12.

                                  SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January, 1995.

                               GROUND ROUND RESTAURANTS, INC.
                               (Registrant)

                               By:_______________________
                                  Michael R. Jorgensen
                                  Senior Vice President, Chief Financial
                                  Officer and Treasurer
                                  (Principal Financial and Accounting Officer)


         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                            DATE
- ---------                           -----                                            ----
Michael P. O'Donnell*               Chairman of the Board, President,                January 27, 1995
- ---------------------               and Chief Executive Officer
Michael P. O'Donnell

Michael R. Jorgensen*               Senior Vice President, Chief Financial           January 27, 1995
- ---------------------               Officer and Treasurer
Michael R. Jorgensen                (Principal Financial and
                                     Accounting Officer)

J. Eric Hanson*                     Director                                         January 27, 1995
- ---------------------
J. Eric Hanson

Robert E. Lee*                      Director                                         January 27, 1995
- ---------------------
Robert E. Lee

David J. P. Meachin*                Director                                         January 27, 1995
- ---------------------
David J. P. Meachin

Stanley J. Moss*                    Director                                         January 27, 1995
- ---------------------
Stanley J. Moss

Thomas J. Russo*                    Director                                         January 27, 1995
- ---------------------
Thomas J. Russo

Daniel R. Scoggin*                  Director                                         January 27, 1995
- ---------------------
Daniel R. Scoggin


 By:  ____________________________
        Michael R. Jorgensen
        Attorney-in-Fact

* A Power of Attorney was filed with the Company's Annual Report on Form 10-K.
