Form 10-Q
period 1995-01-01
GROUND ROUND RESTAURANTS INC
filed 1995-02-15
CIK 51467

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For Quarterly period ended January 1, 1995

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      for the transition period from ___ to ___



Commission File Number: 1-6192


                         GROUND ROUND RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


New York                                                            13-5637682
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

35 Braintree Hill Office Park, Braintree, Massachusetts 02184
      (Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:  (617) 380-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [    ]

Number of shares of Common Stock, $ .16 2/3 par value outstanding as of February 10, 1995: 11,114,371

                         GROUND ROUND RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JANUARY 1, 1995 AND OCTOBER 2, 1994
                (Dollars in thousands, except per share amounts)


                                                                                       1995                      1994
                                                                                       ----                      ----
                                                                                   (Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                                          $    1,406              $    1,457
  Receivables, net of allowances for uncollectible
      accounts of $301 and $276 in 1995 and 1994, respectively                          1,343                   1,511
  Inventories                                                                           2,697                   2,577
  Prepaid expenses and other current assets                                             2,734                   2,249
                                                                                   ----------              ----------
      Total current assets                                                              8,180                   7,794

Property and equipment:
  Land                                                                                 10,240                  11,203
  Buildings and leasehold improvements                                                119,292                 120,034
  Machinery and equipment                                                              40,122                  39,867
                                                                                   ----------              ----------
                                                                                      169,654                 171,104
  Accumulated depreciation and amortization                                            45,972                  43,531
                                                                                   ----------              ----------
      Property and equipment, net                                                     123,682                 127,573
Other assets                                                                           20,841                  21,405
                                                                                   ----------              ----------
                                                                                   $  152,703              $  156,772
                                                                                   ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                                 $    6,608              $    7,107
  Accrued expenses                                                                     13,055                  14,900
  Income taxes                                                                                                    201
  Current portion of long-term debt and capital lease obligations                       2,612                     902
                                                                                   ----------              ----------
      Total current liabilities                                                        22,275                  23,110

Long-term debt and capital lease obligations                                           54,131                  57,868
Deferred income taxes                                                                   3,103                   3,080
Other long-term liabilities                                                             8,014                   7,678

STOCKHOLDERS' EQUITY:
Preferred Stock, undesignated, par value $100 per share;
  authorized 30,000 shares; none issued
Common Stock, par value $.16 2/3 per share:  authorized 35,000,000 shares in 1995 and 1994; issued 11,114,000 in 1995 and
  11,099,000 shares in 1994                                                             1,852                   1,852
Additional paid-in capital                                                             57,631                  57,631
Retained earnings                                                                       5,771                   5,649
                                                                                   ----------              ----------
                                                                                       65,254                  65,132
Deferred Officer Compensation                                                             (74)                    (96)
                                                                                   -----------             ----------
  Total stockholders' equity                                                           65,180                  65,036
                                                                                   ----------              ----------
                                                                                   $  152,703              $  156,772
                                                                                   ==========              ==========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                         13 Weeks Ended           13 Weeks Ended
                                                           January 1,               January 2,
                                                              1995                     1994
                                                              ----                     ----
REVENUE                                                   $  62,398                $  62,199
                                                          ---------                ---------
COSTS AND EXPENSES:
  Cost of products sold                                      52,061                   51,468
  Selling, general and administrative                         4,509                    4,129
  Depreciation and amortization                               3,665                    3,269
  Interest expense, net                                       1,204                    1,076
  Other expense                                                 780                        1
                                                          ---------                ---------
                                                             62,219                   59,943
                                                          ---------                ---------

Income before taxes                                             179                    2,256

Income taxes                                                     57                      722
                                                          ---------                ---------

NET INCOME                                                $     122                $   1,534
                                                          =========                =========

Weighted average common shares outstanding                   11,114                   11,099


NET INCOME PER COMMON SHARE                               $     .01                $     .14
                                                          =========                =========





See notes to consolidated financial statements.

                        GROUND ROUND RESTAURANTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)


                                                        13 Weeks Ended                13 Weeks Ended
                                                           January 1,                    January 2,
                                                              1995                          1994
                                                              ----                          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $    122                    $    1,534
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            3,746                         3,349
    Deferred taxes                                              23                            26
    Loss on disposition of assets                                                             15
    Other                                                       22                            23
Change in operating assets and liabilities:
    Accounts receivable                                        168                          (661)
    Inventories and prepaid expenses                          (605)                        4,248
    Accounts payable and other liabilities                      38                            39
                                                             -----                       -------
      Net cash provided by operating activities              3,514                         8,573
                                                           -------                       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (4,413)                       (4,444)
Proceeds from sales of property and equipment                2,829
Deposits received                                              171                         1,840
Purchase of liquor license                                     (16)
Pre-opening costs                                             (197)                         (332)
                                                           --------                      -------
    Net cash used in investing activities                   (1,626)                       (2,936)
                                                            ------                       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                          13,700                        14,100
Payments of long-term borrowings                           (15,625)                      (15,521)
Payments of deferred debt costs                                (14)                         (721)
                                                           -------                      --------
    Net cash used in financing activities                   (1,939)                       (2,142)
                                                            ------                       -------

NET INCREASE (DECREASE) IN CASH                                (51)                        3,495
Cash and cash equivalents at beginning of period             1,457                         1,262
                                                           -------                      --------
Cash and cash equivalents at end of period                $  1,406                      $  4,757
                                                          ========                      ========




See notes to consolidated financial statements.

                        GROUND ROUND RESTAURANTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR JANUARY 1, 1995 AND JANUARY 2, 1994
                                 (Unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Ground Round Restaurants, Inc.'s (the "Company") financial position as of January 1, 1995 and the results of operations for the 13 weeks ended January 1, 1995 and the 13 weeks ended January 2, 1994. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.
    It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 2, 1994.

    Certain items in specific captions in the accompanying consolidated financial statements have been reclassified for comparative purposes.

2.  DEFERRED PRE-OPENING COSTS

    Pre-opening costs consist of incremental amounts directly associated with opening a new restaurant. These costs, which principally include initial purchases of expendables and expenses of the restaurant staff for the training period before the restaurant opens, are capitalized and amortized for all restaurants opened in fiscal 1994 over the 12 - month period following the restaurant opening. For all restaurants opened prior to fiscal 1994 costs are amortized over a 24 - month period. The impact of the change in amortization period was not material on the financial statements for the first quarter of 1994.

3.  COST OF PRODUCTS SOLD

    Cost of products sold comprises the following:

                                                         13 Weeks Ended               13 Weeks Ended
                                                            January 1,                   January 2,
                                                               1995                          1994
                                                               ----                          ----
             Food and beverage costs                      $  19,639                     $  19,722
             Labor costs                                     20,070                        19,466
             Other costs                                     12,352                        12,280
                                                          ---------                     ---------
                                                          $  52,061                     $  51,468
                                                          =========                     =========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


GENERAL

The Company operated 160 and franchised 42 family-oriented, full service casual dining restaurants at January 1, 1995.

For the purposes of this discussion and analysis, the 13-week period ended January 1, 1995 and the 13-week period ended January 2, 1994 are referred to as the first quarter of 1995 and 1994, respectively.

COMPARATIVE RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 1995 AND 1994

The following table sets forth the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenue or Company-operated restaurant revenue, as indicated:

                                                           13 Weeks Ended            13 Weeks Ended
                                                               January 1,               January 2,
                                                                  1995                      1994
                                                                  ----                      ----
    Restaurant revenue                                            99.1%                     99.1%
    Franchise revenue                                              0.9                       0.9
         Total revenue                                           100.0                     100.0

    Cost of products sold (1)                                     84.2                      83.5
    Selling, general and administrative                            7.2                       6.6
    Depreciation and amortization                                  5.9                       5.3
    Interest expense, net                                          1.9                       1.7
    Income before taxes                                             .3                       3.6
    Income taxes                                                    .1                       1.2
    Net Income                                                      .2%                      2.5%

    (1) As a percentage of Company-operated restaurant revenue.

RESTAURANT REVENUE. Restaurant revenue totalled $61.9 and $61.6 million for the first quarter of 1995 and 1994, respectively. Restaurant revenue is comprised of comparable restaurant revenue (revenue generated from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue for the first quarter decreased by 2.5% from $57.6 million in the first quarter of 1994 to $56.2 million in the first quarter of 1995. The comparable restaurant revenue from remodeled locations increased by .5%.

Non-comparable restaurant revenue increased by $1.7 million in the first quarter of 1995 as a result of seven new restaurants opened during the last three quarters of 1994 and one new restaurant opened in the first quarter of 1995. The first quarter of 1994 includes revenue from 11 restaurants which were closed or sold during the 1994 fiscal year and 5 restaurants which were sold or closed in the first quarter of 1995.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


FRANCHISE REVENUE. The Company's franchise base consisted of 42 restaurants in the first quarter of 1995 and 45 restaurants in the first quarter of 1994. The first quarter of 1994 included initial franchisee fees for one new location.

COST OF PRODUCTS SOLD. Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totalled 31.7% and 32.0% of Company-operated restaurant revenue in the first quarter of 1995 and 1994, respectively. Restaurant operating expenses were 52.3% and 51.5% of Company-operated revenue in the first quarter of 1995 and 1994, respectively.

Food and beverage costs as a percentage of revenue decreased by .3% from the first quarter of 1994 to the first quarter of 1995, due to lower product costs and management's increased efforts on controlling waste and portions as the Company introduced a new menu in the first quarter of 1995.

Restaurant operating expenses increased by .8% from the first quarter of 1994 to the first quarter of 1995 principally due to increases in labor costs of .6% and real estate taxes of .3% offset by a decrease in local promotion expenses of .1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were 7.2% and 6.6% of total revenue in the first quarter of 1995 and 1994, respectively. Selling expenses, comprised of advertising, point of purchase materials, development and production costs, were 1.3% and .6% of total revenue in the first quarter of 1995 and 1994, respectively. The first quarter of 1995 included approximately $.8 million of radio advertising and production costs as compared to $ .3 million of advertising costs for television and radio in the first quarter of 1994.

General and administrative costs, comprised of restaurant manager training expenses, regional overhead and corporate administrative costs were 5.9% and 6.0% of total revenue in the first quarter of 1995 and 1994, respectively. The first quarter of 1995 reflects a decrease in corporate bonus expense of .3% offset by an increase in plateware costs associated with the roll-out of the new menu of .2%.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.9% and 5.3% of total revenue in the first quarter of 1995 and 1994, respectively. The increase is the result of nine new restaurants opened during 1994 and one in the first quarter of 1995, as well as 93 completed remodels as of the first quarter of 1995 as compared to 38 completed remodels as of the first quarter of 1994.

OTHER EXPENSE. The first quarter of 1995 reflects $.8 million in expenses related to the termination of the Merger Agreement among The Company, GRR Acquisition Corp. and GRR, Inc., which the parties entered into on August 23, 1994. Developments in the high yield financing market prevented the completion of the financing for the acquisition.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


INTEREST EXPENSE. Interest expense increased .2% of total revenue from the first quarter of 1994 primarily as a result of higher interest rates. The Company's weighted average borrowing rates were 7.1% and 5.2% for the first quarter of 1995 and the first quarter of 1994, respectively.

INCOME TAXES. The Company's effective income tax rate was 32% in the first quarter of 1995 and 1994.

NET INCOME. As a result of the above, the Company reported net income of $.1 million, or $.01 per share, in the first quarter of 1995, and $1.5 million, or $.14 per share, in the first quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES
A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $14.1 million and $15.3 million as of January 1, 1995 and October 2, 1994, respectively.

Net cash provided by operating activities totalled $3.5 million in the first quarter of 1995, and $8.6 million in 1994. The first quarter of 1994 included $4.7 million related to the exchange of an irrevocable letter of credit for cash casualty insurance reserves. The Company incurred capital expenditures totalling $4.4 million and $4.4 million in 1995 and 1994, respectively, primarily for new restaurant construction, restaurant remodeling and capital maintenance. Cash flow from operations plus proceeds from sales of locations funded 1995 capital expenditures and provided for the repayment of approximately $2.0 million in long term borrowings.

On October 8, 1993, the credit facilities were amended to a $70 million commitment with the aggregate balance of $53.7 million of the combined facility balances on the date converted to term debt. The balance of $16.3 million is a revolving facility to fund operations and new store development and converts to term debt on October 8, 1995. Principal payments under these facilities begin in October 1995 and are scheduled through July 2000. The credit facilities contain certain restrictions on the conduct of the Company's business.

II. OTHER INFORMATION

Item 6:                                         EXHIBITS AND REPORTS ON FORM 8-K

                 (a)   Exhibits - None

                 (b) The Company filed a report on Form 8-K dated November 22, 1994 to report under Item 5, "Other Events", the amendment of the Agreement and Plan of Merger dated August 23, 1994 among the Company, GRR Acquisition
                       Corp., and GRR, Inc.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GROUND ROUND RESTAURANTS, INC.

Date:    February 15, 1995          By:   /s/ Michael R. Jorgensen
                                          ------------------------
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          duly authorized