Form 10-Q/A
GROUND ROUND RESTAURANTS INC
filed 1995-03-27
CIK 51467

                                  FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



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

II. OTHER INFORMATION

Item 6:                                     EXHIBITS

                 (a)   Exhibits - Exhibit 27 Financial Data Schedule






                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GROUND ROUND RESTAURANTS, INC.

Date:    March 23, 1995          By:    /s/ Michael R. Jorgensen
                                        ------------------------
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                        duly authorized