Form 10-Q
period 1995-04-02
GROUND ROUND RESTAURANTS INC
filed 1995-05-17
CIK 51467

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly period ended April 2, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___ to ___


Commission File Number: 1-6192


                         GROUND ROUND RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  New York                                       13-5637682
(State or other jurisdiction of incorporati on                (I.R.S. Employer
              or organization)                               Identification No.)

35 Braintree Hill Office Park, Braintree, Massachusetts             02184
       (Address of principal executive offices)                   (zip code)

Registrant's telephone number, including area code:  (617) 380-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No
                                  -----    -----

Number of shares of Common Stock, $ .16 2/3 par value outstanding as of May 11, 1995: 11,158,896

                        PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GROUND ROUND RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 2, 1995 AND OCTOBER 2, 1994
                (Dollars in thousands, except per share amounts)

                                                                              1995                     1994
                                                                              ----                     ----
                                                                          (Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                                 $  1,202                 $  1,457
  Receivables, net of allowances for uncollectible
      accounts of $709 and $276 in 1995 and 1994, respectively               1,266                    1,511
  Inventories                                                                2,351                    2,577
  Prepaid expenses and other current assets                                  1,833                    2,249
                                                                          --------                 --------
      Total current assets                                                   6,652                    7,794

Property and equipment:
  Land                                                                      10,240                   11,203
  Buildings and leasehold improvements                                     119,810                  120,034
  Machinery and equipment                                                   40,294                   39,867
                                                                          --------                 --------
                                                                           170,344                  171,104
  Accumulated depreciation and amortization                                 48,108                   43,531
                                                                          --------                 --------
      Property and equipment, net                                          122,236                  127,573
Other assets                                                                20,495                   21,405
                                                                          --------                 --------
                                                                          $149,383                 $156,772
                                                                          ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                        $  6,478                 $  7,107
  Accrued expenses                                                          12,720                   14,900
  Income taxes                                                                                          201
  Current portion of long-term debt and capital lease obligations            4,321                      902
                                                                          --------                 --------
      Total current liabilities                                             23,519                   23,110

Long-term debt and capital lease obligations                                52,063                   57,868
Deferred income taxes                                                        1,718                    3,080
Other long-term liabilities                                                  7,963                    7,678

STOCKHOLDERS' EQUITY:
Preferred Stock, undesignated, par value $100 per share;
  authorized 30,000 shares; none issued
Common Stock, par value $.16 2/3 per share:  authorized 35,000,000 shares in 1995 and 1994; issued 11,159,000 in 1995 and
  11,114,000 shares in 1994                                                  1,859                    1,852

Additional paid-in capital                                                  57,824                   57,631
Retained earnings                                                            4,437                    5,649
                                                                          --------                 --------
                                                                            64,120                   65,132
Deferred Officer Compensation                                                                           (96)
                                                                          --------                 --------
  Total stockholders' equity                                                64,120                   65,036
                                                                          --------                 --------
                                                                          $149,383                 $156,772
                                                                          ========                 ========

See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                         April 2,     April 3,          April 2,       April 3,
                                          1995          1994              1995           1994
                                          ----          ----              ----           ----
REVENUE                                  $ 56,937     $ 59,885          $119,335      $ 122,084
                                         --------     --------          --------      ---------

COSTS AND EXPENSES:
  Cost of products sold                    48,818       50,485           100,879        101,953
  Selling, general and administrative       4,175        3,672             8,684          7,801
  Depreciation and amortization             3,781        3,367             7,446          6,636
  Interest expense, net                     1,276          979             2,479          2,055
  Other expense (income)                      849         (902)            1,629           (901)
                                         --------     --------          --------       --------
                                           58,899       57,601           121,117        117,544
                                         --------     --------          --------       --------

  Income (loss) before taxes               (1,962)       2,284            (1,782)         4,540

  Income taxes (benefit)                     (628)         730              (570)         1,452
                                         --------     --------          --------       --------

NET INCOME (LOSS)                        $ (1,334)    $  1,554          $ (1,212)      $  3,088
                                         ========     ========          ========       ========


Weighted average common shares             11,114       11,113            11,114         11,106
  outstanding

NET INCOME (LOSS) PER COMMON
SHARE                                     $  (.12)    $    .14          $   (.11)      $    .28
                                          =======     ========          ========       ========



See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                             (Dollars in thousands)
                                  (Unaudited)


                                                                    1995                 1994
                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $ (1,212)             $  3,088
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
         Depreciation and amortization                              7,626                 6,801
         Deferred taxes                                            (1,362)                   14
         Gain on disposition of assets                                                   (1,542)
         Other                                                         96                    46
Change in operating assets and liabilities:
         Accounts receivable                                          122                  (139)
         Inventories and prepaid expenses                             642                 3,748
         Accounts payable and other liabilities                      (709)               (1,093)
                                                                 --------              --------
             Net cash provided by operating activities              5,203                10,923
                                                                 --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                 (7,177)               (8,664)
Proceeds on sale of property & equipment                            3,524                 1,950
Purchase of liquor license                                            (16)                 (181)
Sale of liquor license                                                 84
Deposits received (paid)                                              172                  (101)
Pre-opening costs                                                    (302)                 (532)
                                                                 --------              --------
    Net cash used in investing activities                          (3,715)               (7,528)
                                                                 --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                 30,200                21,200
Payments of long-term borrowings                                  (32,136)              (21,682)
Proceeds from issuance of common stock                                200
Payments of deferred debt costs                                        (7)                 (604)
                                                                 --------              --------
    Net cash used in financing activities                          (1,743)               (1,086)
                                                                 --------              --------

Net increase (decrease) in cash                                      (255)                2,309
Cash and cash equivalents at beginning of period                    1,457                 1,262
                                                                 --------              --------
Cash and cash equivalents at end of period                       $  1,202              $  3,571
                                                                 ========              ========


See notes to consolidated financial statements

                         GROUND ROUND RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIODS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of Management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Ground Round Restaurants, Inc.'s (the "Company") financial position as of April 2, 1995 and the results of operations for the 13-week and 26-week periods ended April 2, 1995 and April 3, 1994. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 2, 1994 and Form 10-Q for the quarterly period ended January 1, 1995.

    Certain items in specific captions in the accompanying Consolidated Financial Statements have been reclassified for comparative purposes.

2.  DEFERRED PRE-OPENING COSTS

    Pre-opening costs consist of incremental amounts directly associated with opening a new restaurant. These costs, which principally include initial purchases of expendables and expenses of the restaurant staff for the training period before the restaurant opens, are capitalized and amortized for all restaurants opened in fiscal 1995 and 1994 over the 12-month period following the restaurant opening. For all restaurants opened prior to fiscal 1994, costs are amortized over a 24 - month period. The impact of the change in amortization period was not material on the financial statements for the quarter and six months ended April 2, 1995.

3.  COST OF PRODUCTS SOLD

    Cost of products sold comprises the following:

                                     Three Months Ended                  Six Months Ended
                                   April 2,         April 3,           April 2,         April 3,
                                     1995             1994               1995             1994
                                     ----             ----               ----             ----
    Food and beverage costs       $  17,958        $  19,107          $  37,597        $  38,829
    Labor Costs                      18,945           19,110             39,015           38,576
    Other Costs                      11,915           12,268             24,267           24,548
                                  ---------        ---------          ---------        ---------
                                  $  48,818        $  50,485          $ 100,879        $ 101,953
                                  =========        =========          =========        =========

4.  LITIGATION

    The Company has been named in a number of separate claims brought by former employees alleging that the Company engaged in discriminatory practices based on age, race, sex or disability. Plaintiffs bringing claims of employment discrimination, such as those being brought against the Company, generally are entitled to have their claims tried by a jury and such claims may result in punitive damage awards. Most of the proceedings against the Company are still in the discovery phase. Management believes that the discrimination claims against the Company are without merit and the Company is actively defending the claims. Management does not expect that the resolution of these matters will have a material adverse effect on the consolidated financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

The Company operated 156 and franchised 44 family-oriented, full service casual dining restaurants at April 2, 1995.

For purposes of this discussion and analysis, the 26-week periods ended April 2, 1995 and April 3, 1994 are referred to as the first six months ended 1995 and 1994, respectively. The 13-week periods ended April 2, 1995 and April 3, 1994 are referred to as the second quarter of 1995 and 1994, respectively.


COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 2, 1995 AND APRIL 3, 1994

The following table sets forth the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenue or Company-operated restaurant revenue, as indicated:

                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                    April 2,      April 3,          April 2,      April 3,
                                      1995          1994              1995          1994
                                      ----          ----              ----          ----
Restaurant revenue                    99.1 %        99.2 %            99.1 %        99.1 %
Franchise revenue                       .9            .8                .9            .9
                                     -----         -----             -----         -----
    Total Revenue                    100.0         100.0             100.0         100.0

Cost of products sold(1)              86.5          85.0              85.3          84.2
Selling, general & administrative      7.3           6.1               7.3           6.4
Depreciation and amortization          6.6           5.6               6.2           5.4
Interest expense, net                  2.2           1.6               2.1           1.7
Other (income) expense                 1.5          (1.5)              1.4           (.7)
Income (loss) before taxes            (3.4)          3.8              (1.5)          3.7
Income taxes (benefit)                (1.1)          1.2               (.5)          1.2
Net income (loss)                     (2.3)%         2.6 %            (1.0)%         2.5 %

- - - - ---------------
(1) As a percentage of Company-operated restaurant revenue.


RESTAURANT REVENUE: Restaurant revenue totalled $56.4 million for the quarter and $118.3 million for the six months ended April 2, 1995, versus $59.4 million and $121.0 million for the second quarter and six months ended April 3, 1994. Restaurant revenue is comprised of comparable restaurant revenue (revenue generated from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue decreased by 3.6% and 3.0% for the second quarter and six months ended April 2, 1995, respectively, versus the same periods in the prior year.

Non-comparable restaurant revenue decreased $1.1 million in the second quarter and increased $ .6 million in the six months ended April 2, 1995, respectively, over the same periods ended April 3, 1994. The decrease in revenue for the second quarter was due to 11 restaurants that were sold or closed during the 1994 fiscal year and 10 restaurants which were sold or closed during the six month period ended April 2, 1995. The increase in the revenue for the six months ended April 2, 1995 is attributable to nine new restaurants opened in 1994 and two new restaurants opened in the first two quarters of 1995, offset by the 21 restaurants closed during the 1994 and 1995 fiscal years.

FRANCHISE REVENUE: The Company's franchise base consisted of 44 restaurants in the second quarter of 1995 and 45 restaurants in the second quarter of 1994. Net revenue from franchise restaurants (consisting of royalties and franchise fees) were approximately $495,000 for the second quarter and $1.0 million for the six months ended April 2, 1995, respectively, versus approximately $487,000 and $1.1 million for the second quarter and six months ended April 3, 1994, respectively. One initial franchise fee of $40,000 was recognized in the second quarter of 1995.

COST OF PRODUCTS SOLD: Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totaled 31.8% of Company-operated restaurant revenue in the second quarter and six months ended April 2, 1995, versus 32.2% and 32.1% for the second quarter and six months ended April 3, 1994, respectively. Restaurant operating expenses were 54.7% and 53.5% of Company-operated restaurant revenue in the second quarter and six months ended April 2, 1995, respectively, versus 52.8% and 52.1% for the second quarter and six months ended April 3, 1994.

Food and beverage costs as a percentage of revenue decreased by .4% and .3% for the second quarter and six months ended April 2, 1995, respectively, due to lower product costs and management's increased efforts on controlling waste and portions as the Company introduced a new menu in the first quarter of 1995.

Restaurant operating expenses as a percentage of Company-operated restaurant revenue increased 1.9% and 1.4% for the second quarter and six months ended April 2, 1995, respectively. Labor costs have increased 1.4% for the second quarter and 1.1% for the six months ended April 2, 1995, respectively. This increase is a result of a change last year in the Company's policy on paying accrued vacation to employees upon termination of employment in conjunction with the sales shortfall this year resulting in fixed payroll costs increasing as a percentage of revenue. Other costs have remained at relatively constant levels with the exception of casualty insurance accruals which have increased by .5% of restaurant revenue for the second quarter and .3% of restaurant revenue for the six months ended April 2, 1995, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were 7.3% of total revenue for the second quarter and six months ended April 2, 1995 as compared with 6.1% and 6.4% for the same periods in 1994. Selling expenses, comprised of advertising and development and production costs for point of purchase materials were 1.2% and 1.3% of total revenue in the second quarter and six months ended April 2, 1995, respectively, versus .4% and .5% for the second quarter and six months ended April 3, 1994. The first six months of 1995 included approximately $1.4 million of radio advertising costs as compared to $ .6 million of advertising costs for television and radio in the first six months of 1994.

General and administrative costs, comprised of restaurant manager training expenses, regional overhead and corporate administrative costs were 6.1% and 6.0% of total revenue in the second quarter and six months ended April 2, 1995, respectively, versus 5.7% and 5.9% for the same periods in 1994. The six months ended April 2, 1995 reflects a decrease in corporate bonus expense of .3% offset by increased litigation expenses of .3% and a decrease in the executive retirement plan of .1% last year.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses were 6.6% and 6.2% of total revenue in the second quarter and six months ended April 2, 1995, respectively, versus 5.6% and 5.4% for the second quarter and six months ended April 3, 1994. The increase is the result of nine new restaurants opened during 1994 and two opened in 1995, as well as 106 completed remodels as of the second quarter of 1995 as compared to 46 completed renovations as of the second quarter of 1994. In addition, the second quarter of 1995 reflects a one time expense of $ .2 million for the write-off of pre-construction costs associated with proposed new locations that were canceled by the Company.

OTHER EXPENSE: The second quarter of 1995 reflects $ .8 million in expenses related to the resignation of the Company's President, Chief Executive Officer and Chairman of the Board, and the six months ended April 2, 1995 also reflects $ .8 million in expenses related to the termination of the Merger Agreement among the Company, GRR Acquisition Corp. and GRR, Inc., which the parties entered into on August 23, 1994 and which was terminated on January 13, 1995. Developments in the high yield financing market prevented the completion of the financing for the acquisition. The second quarter of 1994 reflects a pre-tax gain of $1.4 million on the sale of one location offset by the write-off of $ .6 million in expenses associated with a proposed public offering of convertible subordinated debentures which the Company withdrew due to market conditions.

INTEREST EXPENSE. Interest expense increased by .6% and .4% of total revenue for the second quarter and six months ended April 2, 1995 primarily as a result of higher base and LIBOR interest rates. The Company's weighted average borrowing rates were 7.82% and 7.36% for the second quarter and six months ended April 2, 1995, respectively, versus 5.28% and 5.19% for the same periods in 1994.

INCOME TAXES. The Company's effective income tax rate was 32% in the first quarter and six months ended April 2, 1995 and April 3, 1994.


LIQUIDITY AND CAPITAL RESOURCES
A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $16.9 million and $15.3 million as of April 2, 1995 and October 2, 1994, respectively.

Net cash provided by operating activities totalled $5.2 million in the first six months of 1995 as compared with $10.9 million in the first six months of 1994. The first six months of 1994 included $4.7 million related to the exchange of an irrevocable letter of credit for cash casualty insurance reserves. In addition, the Company generated $3.5 million and $2.0 million through the sale of restaurant locations during the first six months of 1995 and 1994, respectively. The Company incurred capital expenditures totaling $7.2 million and $8.7 million in the first six months of 1995 and 1994, respectively, primarily for new
restaurant construction, restaurant remodeling, and capital maintenance.   The
Company has reduced its new restaurant development goals to five new restaurants through fiscal 1995.

Pursuant to an amendment dated October 8, 1993, the Company's credit facilities totalled $70 million, with the aggregate balance of $53.7 million of the combined facility balances on that date converted to term debt. The balance of $16.3 million is a revolving facility to fund operations and new store development which converts to term debt on October 8, 1995. Principal payments under these facilities begin in October 1995 and are scheduled through July 2000. As of April 2, 1995, the Company has prepaid approximately $5.9 million of term debt, reducing the total commitment to $64.1 million, and amounts outstanding under the commitment to approximately $51.5 million.

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

On May 10, 1995 the Company and its banks amended the financial covenants related to fixed charges coverage and the ratio of funded debt to free operating cash flow to be less restrictive, and eliminated the interest charges coverage covenant to accommodate the effects of the Company's recent results. In addition, the Company permanently reduced the revolving commitment to $11.4 million until October 8, 1995, at which time up to $4.7 million outstanding under the revolving commitment will be converted to term debt and the revolving facility is reduced to $6.7 million, of which $4.7 million is available for letters of credit and $2.0 million is available for advances. The revolving facility terminates on January 15, 1999. Finally, the Company has agreed to enter into no new restaurant commitments until the fixed charge coverage ratio exceeds 2.50 to 1 for two consecutive quarters.

The Company expects to incur approximately $13 million in capital expenditures during fiscal 1995. Management believes that existing cash, cash flow from operations, and available borrowings under the credit facilities will be sufficient to meet operating needs for anticipated capital expenditures, and to service debt requirements during fiscal 1995.

                          PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           On August 24, 1994, a suit styled as Perry v. O'Donnell, et al, Civil Action No. 94-4648 G, was filed in the Massachusetts Superior Court, Suffolk County, in which the Company and each member of its Board of Directors were named as defendants. The suit, which was brought by a purported shareholder seeking to be certified as a representative of a class of shareholders, alleged in substance that the members of the Board of Directors acted in breach of their fiduciary duty to the Company's shareholders in connection with the proposed merger of the Company pursuant to an Agreement and Plan of Merger dated August 23, 1994 among the Company, GRR, Inc. and GRR Acquisition Corp., as amended on November 16, 1994. On September 13, 1994, a similar suit styled Weinstein v. Ground Round Restaurants, Inc., Civil Action No. 94-4714 A was brought by another purported shareholder. Both of these suits were voluntarily dismissed with prejudice on February 3, 1995.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The following nominees for the Board of Directors, each to be elected for the ensuing fiscal year and until his successor is elected and qualified, were elected at the Annual Meeting of Shareholders on March 31, 1995:

                                                  FOR                    WITHHELD
                                                  ---                    --------
           Michael P. O'Donnell                  10,336,291                26,888
           J. Eric Hanson                        10,336,822                26,357
           Robert E. Lee                         10,336,822                26,357
           David J.P. Meachin                    10,336,822                26,357
           Stanley J. Moss                       10,335,822                26,357
           Thomas J. Russo                       10,336,822                26,357
           Daniel J. Scoggin                     10,335,422                27,757

           No other matters were submitted to a vote of security holders.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits                    Title
                 --------                    -----
                 Exhibit No. 10.39           Third Amendment, dated as of May
                                             10, 1995, to the Amended and
                                             Restated Credit Agreement dated as
                                             of October 8, 1993, among The
                                             Ground Round, Inc. and GR of Minn.,
                                             Inc., as Borrowers, and The Bank of
                                             New York, as Agent and Chemical
                                             Bank as Co-Agent, and the banks
                                             named therein.

                 Exhibit No. 10.40           Separation Agreement, dated as of
                                             April 3, 1995, between the Company
                                             and Michael P. O'Donnell

           (b) The Company filed a report on Form 8-K dated January 13, 1995 to report under Item 2, "Acquisition or Disposition of Assets", that Ground Round Restaurants, Inc. and GRR Acquisition Corp. announced on January 13, 1995 that effective that they, together with GRR Inc. entered into a Termination Agreement dated January 13, 1995 to terminate the Merger Agreement.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GROUND ROUND RESTAURANTS, INC.

Date:   May 17, 1995                By:  /s/ Michael R. Jorgensen
                                         ------------------------
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         duly authorized