Form 10-Q
period 1995-07-02
GROUND ROUND RESTAURANTS INC
filed 1995-08-16
CIK 51467

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For Quarterly period ended July 2, 1995

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

Number of shares of Common Stock, $ .16 2/3 par value outstanding as of August 8, 1995: 11,173,421

                        PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GROUND ROUND RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     AS OF JULY 2, 1995 AND OCTOBER 2, 1994
                (Dollars in thousands, except per share amounts)

                                                                               1995                      1994
                                                                               ----                      ----
                                                                           (Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                                   $  1,290                 $  1,457
  Receivables, net of allowances for uncollectible
      accounts of $724 and $276 in 1995 and 1994, respectively                 1,238                    1,511
  Inventories                                                                  2,608                    2,577
  Prepaid expenses and other current assets                                    2,171                    2,249
                                                                            --------                 --------
      Total current assets                                                     7,307                    7,794

Property and equipment:
  Land                                                                        10,240                   11,203
  Buildings and leasehold improvements                                       120,240                  120,034
  Machinery and equipment                                                     40,693                   39,867
                                                                            --------                 --------
                                                                             171,173                  171,104
  Accumulated depreciation and amortization                                   51,058                   43,531
                                                                            --------                 --------
      Property and equipment, net                                            120,115                  127,573
Other assets                                                                  20,229                   21,405
                                                                            --------                 --------
                                                                            $147,651                 $156,772
                                                                            ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                          $  5,476                 $  7,107
  Accrued expenses                                                            12,648                   14,900
  Income taxes                                                                                            201
  Current portion of long-term debt and capital lease obligations              6,066                      902
                                                                            --------                 --------
      Total current liabilities                                               24,190                   23,110

Long-term debt and capital lease obligations                                  51,020                   57,868
Deferred income taxes                                                          1,346                    3,080
Other long-term liabilities                                                    7,697                    7,678

STOCKHOLDERS' EQUITY:
Preferred Stock, undesignated, par value $100 per share;
  authorized 30,000 shares; none issued
Common Stock, par value $.16 2/3 per share: authorized 35,000,000 shares in 1995 and 1994; issued 11,164,000 in 1995 and
  11,114,000 shares in 1994                                                    1,861                    1,852
Additional paid-in capital                                                    57,838                   57,631
Retained earnings                                                              3,699                    5,649
                                                                            --------                 --------
                                                                              63,398                   65,132
Deferred Officer Compensation                                                                             (96)
                                                                            --------                 --------
  Total stockholders' equity                                                  63,398                   65,036
                                                                            --------                 --------
                                                                            $147,651                 $156,772
                                                                            ========                 ========

See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   July 2,        July 3,         July 2,         July 3,
                                                    1995           1994            1995            1994
                                                    ----           ----            ----            ----
Revenue                                            $56,145        $60,670         $175,480        $182,754
                                                   -------        -------         --------        --------

COSTS AND EXPENSES:
    Cost of products sold                           48,914         50,407          149,792         152,360
    Selling, general and administrative              3,412          3,634           12,099          11,435
    Depreciation and amortization                    3,652          3,402           11,098          10,038
    Interest expense, net                            1,284            958            3,762           3,013
    Other expense (income)                             (32)           (77)           1,597            (978)
                                                   -------        -------         --------        --------
                                                    57,230         58,324          178,348         175,868
                                                   -------        -------         --------        --------

    Income (loss) before taxes                      (1,085)         2,346           (2,868)          6,886
    Income taxes (benefit)                            (347)           751             (918)          2,203
                                                   -------        -------         --------        --------
NET INCOME (LOSS)                                  $  (738)       $ 1,595         $ (1,950)       $  4,683
                                                   =======        =======         ========        ========


Weighted average common shares                      11,159         11,113           11,129          11,107
outstanding

NET INCOME (LOSS) PER COMMON
SHARE                                              $  (.07)       $   .14         $   (.18)       $    .42
                                                   =======        =======         ========        ========



See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED JULY 2, 1995 AND JULY 3, 1994
                             (Dollars in thousands)
                                  (Unaudited)


                                                                             1995                 1994
                                                                             ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $  (1,950)           $   4,683
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
         Depreciation and amortization                                      11,370               10,288
         Deferred taxes                                                     (1,734)                 559
         Gain on disposition of assets                                                           (2,061)
         Other                                                                  96                   68
Change in operating assets and liabilities:
         Accounts receivable                                                   397                 (148)
         Inventories and prepaid expenses                                       47                3,336
         Accounts payable and other liabilities                             (1,895)              (1,458)
                                                                          --------            ---------
         Net cash provided by operating activities                           6,331               15,267
                                                                          --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          (9,259)             (13,371)
Proceeds on sale of property & equipment                                     4,053                3,811
Purchase of liquor license                                                                         (547)
Sale of liquor license                                                         176
Deposits received (paid)                                                       176                 (111)
Pre-opening costs                                                             (386)                (616)
                                                                         ---------            ---------
         Net cash used in investing activities                              (5,240)             (10,834)
                                                                         ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                          44,800               23,500
Payments of long-term borrowings                                           (46,033)             (26,375)
Proceeds from issuance of common stock                                         216                   59
Payments of deferred debt costs                                               (241)                (705)
                                                                         ---------            ---------
         Net cash used in financing activities                              (1,258)              (3,521)
                                                                         ---------            ---------

Net increase (decrease) in cash                                               (167)                 912
Cash and cash equivalents at beginning of period                             1,457                1,262
                                                                          --------             --------
Cash and cash equivalents at end of period                                $  1,290             $  2,174
                                                                          ========             ========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE PERIODS ENDED JULY 2, 1995 AND JULY 3, 1994
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Ground Round Restaurants, Inc.'s (the "Company") financial position as of July 2, 1995 and the results of operations for the 13-week and 39-week periods ended July 2, 1995 and July 3, 1994. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.
    It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 2, 1994 and Form 10-Q for the quarterly period ended April 2, 1995.

    Certain items in specific captions in the accompanying consolidated financial statements have been reclassified for comparative purposes.



2.  COST OF PRODUCTS SOLD

    Cost of products sold comprises the following:

                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                  July 2,          July 3,             July 2,          July 3,
                                   1995             1994                1995             1994
                                   ----             ----                ----             ----
    Food and beverage costs       $18,164          $19,105            $ 55,760         $ 57,934
    Labor Costs                    18,586           19,158              57,601           57,734
    Other Costs                    12,164           12,144              36,431           36,692
                                  -------          -------            --------         --------
                                  $48,914          $50,407            $149,792         $152,360
                                  =======          =======            ========         ========


3.  LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

The Company operated 155 and franchised 47 family-oriented, full service casual dining restaurants at July 2, 1995.

For purposes of this discussion and analysis, the 39-week periods ended July 2, 1995 and July 3, 1994 are referred to as the nine months ended 1995 and 1994, respectively. The 13-week periods ended July 2, 1995 and July 3, 1994 are referred to as the third quarter of 1995 and 1994, respectively.



COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 2,
1995 AND JULY 3, 1994

The following table sets forth the percentages which the items in the Company's
Consolidated Statements of Operations bear to total revenue or restaurant revenue, as indicated:


                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                        July 2,        July 3,          July 2,        July 3,
                                          1995          1994             1995           1994
                                          ----          ----             ----           ----
Restaurant revenue                         98.8%          99.1%            99.0%         99.1%
Franchise revenue                           1.2             .9             1 .0            .9
                                          -----          -----            -----         -----
    Total Revenue                         100.0          100.0            100.0         100.0

Cost of products sold (1)                  88.2           83.8             86.2          84.1
Selling, general & administrative           6.1            6.0              6.9           6.3
Depreciation and amortization               6.5           5 .6             6 .3           5.5
Interest expense, net                       2.3           1 .6             2 .1           1.6
Other (income) expense                      (.1)          ( .1)              .9           (.5)
Income (loss) before taxes                 (1.9)%         3 .9%            (1.6)%         3.8%
Income taxes (benefit)                      (.6)          1 .3             ( .5)          1.2
Net income (loss)                          (1.3)%         2 .6%            (1.1)%         2.6%


(1) As a percentage of restaurant revenue.


RESTAURANT REVENUE: Restaurant revenue totaled $55.5 million for the third quarter and $173.8 million for the nine months ended July 2, 1995, versus $50.1 million and $181.2 million for the third quarter and nine months ended July 3, 1994. Restaurant revenue is comprised of comparable restaurant revenue (revenue generated from restaurants open during all of both fiscal years) and non- comparable restaurant revenue (revenue generated from new locations not yet open during more than one full fiscal year and from closed locations). Comparable restaurant revenue decreased by 7.1% and 4.3% for the third quarter and nine months ended

July 2, 1995, respectively, versus the same periods in the prior year.

Non-comparable restaurant revenue decreased $.8 million in the third quarter and decreased $ .4 million in the nine months ended July 2, 1995, respectively, over the same periods ended July 3, 1994. Since the beginning of fiscal 1994, the Company has sold or closed 23 restaurants and opened 12 restaurants.

FRANCHISE REVENUE: The Company's franchise base consisted of 47 restaurants in the third quarter of 1995 and 44 restaurants in the third quarter of 1994. Net revenue from franchise restaurants (consisting of royalties and franchise fees) were approximately $663,000 for the third quarter and $1.7 million for the nine months ended July 2, 1995, respectively, versus approximately $528,000 and $1.6 million for the third quarter and nine months ended July 3, 1994, respectively. Three initial franchise fees totaling $115,000 were recognized in the third quarter of 1995.

COST OF PRODUCTS SOLD: Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totaled 32.7% and 32.1% of restaurant revenue in the third quarter and nine months ended July 2, 1995, respectively, versus 31.8% and 32.0% for the third quarter and nine months ended July 3, 1994, respectively. Restaurant operating expenses were 55.5% and 54.1% of restaurant revenue in the third quarter and nine months ended July 2, 1995, respectively, versus 52.0% and 52.1% for the third quarter and nine months ended July 3, 1994.

Food and beverage costs as a percentage of restsurant revenue increased by .9% and .1% for the third quarter and nine months ended July 2, 1995, respectively, due to increased lettuce costs caused by flooding in California during the third quarter of 1995.

Restaurant operating expenses as a percentage of restaurant revenue increased 3.1% and 2.0% for the third quarter and nine months ended July 2, 1995, respectively. Labor costs as a percentage of Company-operated restaurant revenue increased 1.6% for the third quarter and 1.2% for the nine months ended July 2, 1995, respectively. This increase is a result of a change last year in the Company's policy on paying accrued vacation to employees upon termination of employment in conjunction with the decrease in sales this year which resulted in fixed payroll costs increasing as a percentage of revenue. Other costs have remained at relatively constant dollar levels in conjunction with the decrease in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were 6.1% and 6.9% of total revenue for the third quarter and nine months ended July 2, 1995 as compared with 6.0% and 6.3% for the same periods in 1994. Selling expenses, comprised of advertising and development and production costs for point of purchase materials were .4% and 1.0% of total revenue in the third quarter and nine months ended July 2, 1995, respectively, versus .7% and .6% for the third quarter and nine months ended July 3, 1994. The first nine months of 1995 included approximately $1.7 million of radio advertising costs as compared to $1.0 million of advertising costs for television and radio in the first nine months of 1994.

General and administrative costs, comprised of restaurant manager training expenses, regional overhead and corporate administrative costs were 5.7% and 5.9% of total revenue in the third quarter and nine months ended July 2, 1995, respectively, versus 5.3% and 5.7% for the same periods in 1994. General and administrative costs for the third quarter and nine months ended July 2, 1995 have remained relatively constant in dollars spent compared to the same periods in 1994.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses were 6.5% and 6.3% of total revenue in the third quarter and nine months ended July 2, 1995, respectively, versus 5.6% and 5.5% for the third quarter and nine months ended July 3, 1994. The increase is the result of nine new restaurants opened during 1994 and two opened in 1995, as well as 110 completed renovations as of the third quarter of 1995 as compared to 62 completed renovations as of the third quarter of 1994. In addition, the nine months ended July 2, 1995 reflects a one-time expense of $ .2 million for the write-off of pre-construction costs associated with proposed new locations that the Company chose not to pursue.

OTHER EXPENSE: The nine months ended July 2, 1995 reflects $ .8 million in expenses related to the resignation of the Company's President, Chief Executive Officer and Chairman of the Board, and $ .8 million in expenses related to the termination of the Merger Agreement among Ground Round, GRR Acquisition Corp. and GRR, Inc., which the parties entered into on August 23, 1994 and which was terminated on January 13, 1995. Developments in the high yield financing market prevented the completion of the financing for the acquisition. The nine months ended July 3, 1994 reflects a pre-tax gain of $1.4 million on the sale of one location offset by the write-off of $ .6 million in expenses associated with a proposed public offering of convertible subordinated debentures which the Company withdrew due to market conditions.

INTEREST EXPENSE. Interest expense increased by .7% and .5% of total revenue for the third quarter and nine months ended July 2, 1995 primarily as a result of higher base and LIBOR interest rates. The Company's weighted average borrowing rates were 8.1% and 7.6% for the third quarter and nine months ended July 2, 1995, respectively, versus 5.5% and 5.3% for the same periods in 1994.

INCOME TAXES. The Company's effective income tax rate was 32% in the first quarter and nine months ended July 2, 1995 and July 3, 1994.


LIQUIDITY AND CAPITAL RESOURCES
A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $16.9 million and $15.3 million as of July 2, 1995 and October 2, 1994, respectively.

Net cash provided by operating activities totaled $6.3 million in the first nine months of 1995 as compared with $15.2 million in the first nine months of 1994. The first nine months of 1994 included $4.7 million related to the exchange of an irrevocable letter of credit for cash casualty insurance reserves. In addition, the Company generated $4.0 million and $3.8 million through the sale of restaurant locations during the first nine months of 1995 and 1994, respectively. The Company incurred capital expenditures totaling $9.3 million and $13.4 million during the first nine months of 1995 and 1994, respectively, primarily for new restaurant construction, restaurant remodeling, and capital maintenance. The Company adjusted its new restaurant development goals to a total of three new restaurants during fiscal 1995, which were constructed and are in operation as of July 2, 1995.

Pursuant to an amendment dated October 8, 1993, the Company's credit facilities totaled $70 million, with the aggregate balance of $53.7 million of the combined facility balances on that date converted to term debt. The balance of $16.3 million is a revolving facility to fund operations and new store development which converts to term debt on October 8, 1995. Principal payments under these facilities begin in October 1995 and are scheduled through July 2000. As of July 2, 1995, the Company has prepaid approximately $6.3 million of term debt. Amounts outstanding under the facilities total approximately $53.1 million.

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

On May 10, 1995 the Company and its banks amended the financial covenants related to fixed charges coverage and the ratio of funded debt to free operating cash flow to be less restrictive, and eliminated the interest charges coverage covenant to accommodate the effects of the Company's second quarter results. In addition, the Company permanently reduced the revolving commitment to $11.4 million until October 8, 1995, at which time up to $4.7 million outstanding under the revolving commitment will be converted to term debt and the revolving facility is reduced to $6.7 million, of which $4.7 million is available for letters of credit and $2.0 million is available for advances.
The revolving facility terminates on January 15, 1999. Finally, the Company has agreed to enter into no new restaurant commitments until the fixed charge coverage ratio exceeds 2.50 to 1 for two consecutive quarters.

In connection with its third fiscal quarter results, the Company requested and obtained a waiver from its banks with respect to technical defaults under the funded debt to free operating cash flow covenant and net worth covenant. Continuing adverse operating results may cause non-compliance in the future.

The Company expects to incur approximately $10.2 million in capital expenditures during fiscal 1995. Management believes that existing cash and cash flow from operations will be sufficient to meet operating needs for anticipated capital expenditures, and to service debt requirements during fiscal 1995.

                          PART II.  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits                    Title
                 --------                    -----

                 10.41                       Employment Agreement, dated as of
                                             July 21, 1995, between the Company
                                             and Daniel R.  Scoggin.

           (b) No reports on Form 8-K were filed during the third quarter of fiscal 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GROUND ROUND RESTAURANTS, INC.

Date: August 15, 1995            By:   /s/ Michael R. Jorgensen
                                       -------------------------------------
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer duly
                                       authorized