Form 10-K
period 1995-10-01
GROUND ROUND RESTAURANTS INC
filed 1995-12-21
CIK 51467

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Fiscal Year Ended October 1, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to
                                        ------   ------

Commission File Number:  1-6192

                         GROUND ROUND RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

New York                                                              13-5637682
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

35 Braintree Hill Office Park, Braintree, Massachusetts 02184
(Address of principal executive offices)(zip code)

Registrant's telephone number, including area code:  (617) 380-3100

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                             Name of each Exchange on which registered
-------------------                             -----------------------------------------
Common Stock, $ .1667 par value                 NASDAQ National Market System

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

On December 12, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 17.2 million, based upon the last reported sale price for a share of the Registrant's Common Stock on the NASDAQ National Market System.

The number of shares of Common Stock outstanding as of December 12, 1995 was 11,173,421.

                                      (iii)

                                 FORM 10-K INDEX

PART I   ...................................................................................................   -1-
         Item 1.  Business..................................................................................   -1-
         Item 2.  Properties................................................................................   -6-
         Item 3.  Legal Proceedings.........................................................................   -9-
         Item 4.  Submission of Matters to a Vote of Security Holders.......................................   -9-

PART II  ..................................................................................................   -10-
         Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters.................   -10-
         Item 6.  Selected Financial Data..................................................................   -11-
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   -12-
         Item 8.  Financial Statements and Supplementary Data..............................................   -16-
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                   ........................................................................................   -16-

PART III ..................................................................................................   -17-
         Item 10.  Directors and Executive Officers of the Registrant......................................   -17-
         Item 11.  Executive Compensation..................................................................   -17-
         Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................   -17-
         Item 13.  Certain Relationships and Related Transactions..........................................   -17-

PART IV  ..................................................................................................   -18-
         Item 14.  Financial Statements, Exhibits, and Reports on Form 8-K.................................   -18-

                                      (iv)

                                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

In this Form 10-K, the "Company" refers to Ground Round Restaurants, Inc., a New York corporation, and its consolidated subsidiaries, unless the context otherwise requires. The Company is a holding company which has principal subsidiaries that operate and franchise family-oriented, full-service, casual dining restaurants in 23 states in the Northeast, Mid-Atlantic and Midwest regions of the United States and franchises one restaurant in Canada. Ground Round restaurants offer a broad selection of high quality, moderately-priced menu items, including a choice of appetizers, entree salads, specialty sandwiches, the one-half pound THE GROUND ROUNDER(R) hamburger and entrees featuring seafood, baby back ribs, steak, chicken and pasta, as well as full liquor service (see "The Menu" below). As of October 1, 1995, the end of the Company's most recent fiscal year, there were 197 restaurants system-wide, 151 of which were Company-operated and 46 of which were operated by franchisees.

The Company believes it offers its customers an excellent price-to-value alternative to other casual dining restaurants. By offering sandwiches and entrees that range in price from approximately $3.79 to $12.95 and a children's menu with lower prices, the Company targets both families and adults dining without children seeking a value oriented full-service, casual dining experience. In fiscal 1995, the average guest check in Company-operated restaurants was approximately $8.21 (including alcoholic beverages). Alcoholic beverages have accounted for approximately 21% of restaurant revenue during the last three fiscal years.

THE RESTAURANTS

The Company's restaurants are divided into 4 divisions, comprised of 25 geographic regions, managed by a Senior Vice President and three Directors of Operations. Each region has a Regional Director who typically oversees between four and eight Company-operated restaurants and one to five franchised restaurants. The day-to-day operation of each restaurant, including personnel management, food procurement, inventory control, guest relations and local marketing, is the responsibility of a general manager who reports to the appropriate Regional Director.

Ground Round restaurants are located primarily in the Northeast, Mid-Atlantic and Midwest regions of the United States. Most restaurants are in free-standing buildings along commercial roadways with high traffic counts. Many of the restaurants are located near a retail shopping area or in major shopping malls.

Ground Round restaurants average approximately 5,600 square feet and 210 seats. Each restaurant typically has two distinct dining areas: a main dining room for families with children, and a smaller dining and bar area for adults. The family dining room averages approximately 2,800 square feet in size and has approximately 140 seats. The adult dining room, which includes a bar and lounge, generally averages 1,400 square feet with 70 seats. The Company has developed a restaurant facility prototype for its new restaurants and is remodeling its existing restaurants to make their physical appearance consistent with this prototype. The exterior of the new and remodeled restaurants features a green and yellow striped backlit awning, new illuminated signage and attractive landscaping. The design of Ground Round restaurants is flexible and can be adapted to local architectural styles and varying floor plans. The Company is, therefore, able to convert existing buildings to the Ground Round concept.

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

The Company believes that location is a key factor in a restaurant's ability to operate profitably. The Company studies area demographics, such as household size, density of population and average household income, and site characteristics, such as traffic volume, visibility, accessibility, parking availability, proximity to a major shopping center and proximity to other restaurants. Based on analysis of its most profitable restaurants, the Company seeks sites in areas that have populations in excess of 50,000 persons within a three- mile radius and an average household income of approximately $35,000.

The Company intends to locate new restaurants primarily within or near markets in which existing Ground Round restaurants are concentrated to benefit from marketing and operating efficiencies. There were three new restaurants opened during fiscal 1995: one in Maryland, one in Ohio, and one in Pennsylvania. Of the six franchised stores added during 1995, two were new stores: one in Indiana and one in Ohio; four were formerly Company-operated restaurants which became franchise restaurants: one in Michigan, one in Minnesota, and two in New Jersey.

The Company periodically evaluates the prospects of existing Company-operated restaurants and will, from time to time, sell or close individual restaurants. Similarly, franchised restaurants have closed in the past and may close in the future. During fiscal 1995, 15 Company-operated restaurants and one franchised restaurant were sold or closed.

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

Training. The Company emphasizes the training of both new and existing employees. Training is an integral part of both Company-operated and franchised new restaurant openings. A specialized training team works on-site to implement an extensive training program for each hourly employee in a new restaurant prior to and for several weeks after its opening. In addition, the Company maintains a system-wide training program to achieve standardization of food preparation and operational procedures and efficient, courteous and responsive service.

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

Restaurant Reporting. The Company utilizes a point of sale system in all Company-owned restaurants. Through this system, the Company collects sales information and cash balances on a daily basis from each restaurant. The Company also receives payroll and other operating information on a weekly basis from its restaurants. The point of sale system also provides real-time information to restaurant managers which allows them to track sales by menu item, prepare daily cost and sales reports and prepare weekly and monthly profit and loss statements. The Company uses the information generated by the point of sale system to facilitate planning activities at both the corporate and restaurant levels.

Marketing. Historically, the Company's marketing strategy was to use media-based advertising focused on discounts. In 1993, the Company shifted its strategy to focus on building long-term consumer loyalty, which the Company believes can best be accomplished by providing customers with superior service and value. Accordingly, the Company is focusing on enhancing its image through increasing training and staffing at the restaurant level, and improving and modifying menu selections. The Company now principally employs in-store, point of purchase materials such as banners, posters and buttons as marketing tools.

Restaurant managers are encouraged to create and implement marketing strategies on a local level to build sales and generate guest traffic and to become involved in community programs in order to strengthen a restaurant's ties to its community. These community programs include activities with area schools and youth organizations and participation in local events.

The Menu. The Ground Round offers a broad selection of high quality food at moderate prices. A new menu was introduced in November of 1994, which reduced the number of items from approximately 88 items to 50 items including appetizers, salads, specialty sandwiches, hamburgers and entrees featuring seafood, ribs, steak, chicken and pasta. Based upon the feedback the Company received from guests on the cutback in menu items through the first half of fiscal 1995, the Company determined that it was necessary to improve the quality and variety of its menu offerings. During the second half of fiscal 1995, the Company designed a new menu with over 200 offerings which was installed in the restaurants in December 1995. This new menu has been substantially redesigned and contains many new offerings and selections which are perceived to be of higher quality and which reflects changes in guest preferences. Examples include new pasta and saute dishes, gourmet salads, a "pick-two" selection, new appetizers and desserts. In addition, the Company has designed a new children's menu with eight offerings and includes a drawing slate which the child can take home. All Ground Round restaurants serve alcoholic beverages, including a wide selection of imported, domestic and draft beers, wines and specialty drinks.

FRANCHISING

As of October 1, 1995, the Company had 46 franchised restaurants, the majority of which were located in the same geographic regions as, or in close proximity to, Company-operated restaurants. During fiscal 1995, the average annual comparable sales by the Company's franchised restaurants were $1.8 million. The Company's franchise program enables the Company to enhance its brand-name recognition and derive additional revenue without substantial investment. During 1995, the Company added six franchised restaurants, consisting of two new franchised restaurants and four formerly Company-operated restaurants which were acquired by franchisees. One franchised restaurant was closed during 1995.

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

The current Ground Round franchise agreement has an initial term of 20 years. Among other obligations, the agreements require franchisees to pay an initial franchise fee of $40,000 for the first restaurant and $35,000 for subsequent restaurants and a continuing royalty of 3% of monthly gross sales. The current franchise agreement also requires franchisees to spend 2% of monthly gross sales on advertising, 1 1/2% of which must be spent locally and 1/2% of which is paid to the Company for creative and promotional development. The franchise agreements related to nine of the 46 franchised restaurants will expire in the next five years but give the franchisees the right to renew their agreements for a 20-year term, subject to certain conditions. There currently are no territorial exclusivity provisions that limit the Company's ability to expand in any market.

EMPLOYEES

As of October 1, 1995, the Company had approximately 9,400 employees, approximately 5,600 of whom were part-time employees. Approximately 8,700 of these employees were employed in non-management restaurant positions, 600 were involved in restaurant management or training programs and 75 were corporate employees. The typical restaurant has approximately 60 employees. Company employees are not unionized, and the Company considers its employee relations to be good.

COMPETITION

The restaurant business generally, and the full-service, casual dining segment in particular, is highly competitive. While management believes that Ground Round's concept distinguishes its restaurants from other casual dining restaurants, there can be no assurance that other chains will not adopt a concept similar to that of Ground Round or that the concept will not lose its appeal. Competitors of Ground Round include restaurants operated by large national and regional chains having substantially greater financial and marketing resources and name recognition than Ground Round, as well as numerous local independent restaurants. The Company and its franchisees also encounter substantial competition in their efforts to obtain suitable locations for new restaurants.

GOVERNMENTAL REGULATION

The Company is subject to various federal, state and local laws affecting its employees and guests, its owned and leased properties and the operations of its restaurants. The Company restaurants are subject to licensing and/or regulations by various fire, health, sanitation and safety agencies in the applicable state and/or municipality. In particular, the Company has adopted extensive procedures designed to meet the requirements of applicable food handling and sanitation laws and regulations. To date, the Company has not experienced any material problems resulting from its sanitation and food handling procedures.

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

TRADEMARKS

The Company has registered the name THE GROUND ROUND(R) and its logo with the United States Patent and Trademark Office. In addition, the Company currently holds other federal trademarks, including but not limited to, THE GROUND ROUNDER(R); CINNAMON DIPPERS(R) and SLIDER(R) sundae. Pending trademark applications are FRESH TO GO(TM); YOU CAN TAKE IT WITH YOU(TM); FOCACCIA BURGER(TM); TRIPLE CHIPS(TM); and THAT REALLY BIG PRETZEL(TM). There can be no assurance that the Company will be granted trademarks on any or all of such trademarks.

OTHER ITEMS

During 1995, the Merger Agreement dated August 23, 1994 among the Company, GRR Acquisition Corp. and GRR, Inc., was terminated pursuant to the terms of a Termination Agreement date January 13, 1995. Developments in the high-yield financing market prevented the timely completion of financing for the merger. See footnote I of the Company's financial statements, included elsewhere in this Form 10K.

ITEM 2.  PROPERTIES

As of October 1, 1995, the Company operated 151 of the 197 Ground Round restaurants. At 27 locations (including one closed location), both the real estate and structure are owned by the Company in fee. At 106 locations, both the real estate and structure are leased. At the remaining 19 locations, the land is leased and the structure is owned. Lease terms run from 10 to 30 years, with most of the leases providing for an option to renew for at least one additional term of five years. Within the next five years, 71 of the Company's leases will be up for renewal. Under most leases, rent is calculated as a percentage of gross revenues, subject to a minimum annual rent. Generally, the leases are net leases which require the Company to pay the cost of insurance, taxes and maintenance on the leased property. The Company owned properties and certain leased properties are subject to security interests.

The Company's headquarters are located in a modern office park in Braintree, Massachusetts, where the Company leases approximately 22,000 square feet. The lease expires in 1997 and has a five-year renewal option. The Company believes this space is adequate for its present and projected needs for at least the next five years.

COMPANY-OPERATED RESTAURANT LOCATIONS

The following table sets forth the location of the 151 Company-operated restaurants as of October 1, 1995. The real estate and/or the structure of all locations are leased except for those locations indicated by "*", which are owned by the Company in fee. An "**" denotes a new restaurant added during fiscal 1995:

CONNECTICUT           Salem                      NEW YORK                                Toledo
  Enfield             Saugus                       Albany - Colonie                      Willowick
  Groton              Springfield                  Albany - Central
  Manchester          Stoneham                     Bayshore                            PENNSYLVANIA
  Plainville          Stoughton                    Fayetteville                          Camp Hill*
  Rocky Hill          W. Springfield               Garden City                           Corapolis
  Waterbury           Taunton                      Kingston                              Erie
                      Walpole                      Latham                                Greensburg
DELAWARE              Worcester                    Liverpool - Clay                      Hazelton**
  Newark                                           Liverpool - Salina*                   Johnstown
  Wilmington        MICHIGAN                       Middletown Nanuet*                    Monroeville
                      Jackson                      New Hartford                          Montgomeryville
ILLINOIS              Kalamazoo*                   Newburgh                              Philadelphia
  Bloomington         Livonia                      Niagara Falls                         Pittsburgh - Mt. Lebanon
  Decatur*            Royal Oak                    Northport                             Pittsburgh - Scott Township
  Rockford                                         Port Jefferson                        Reading*
  Springfield       MINNESOTA                      Poughkeepsie                          Scranton
                      Brooklyn Center              Rochester - Gates*                    Springfield
INDIANA               Burnsville                   Rochester - Greece                    West Chester
  Greenwood           Coon Rapids*                 Rochester - Henrietta*                Wexford
                      Crystal*                     Rochester - Marketplace               Whitehall*
IOWA                  Duluth                       Roslyn
  Davenport           Fridley                      Schenectady - State                 RHODE ISLAND
  Des Moines          Mankato                      Schenectady - Mohawk                  Johnston
  Dubuque*            Richfield                    Utica                                 Warwick
  Iowa City           Roseville                    Vestal*
  Waterloo*           St. Cloud                    Yonkers                             VIRGINIA
                      St. Paul                                                           Winchester
KENTUCKY              West St. Paul              OHIO
  Florence                                         Akron - Romig                       WISCONSIN
                    MISSOURI                       Akron - Tallmadge                     Glendale
MARYLAND              Bridgeton*                   Cincinnati - Colerain*                Greenfield
  Baltimore           St. Joseph                   Cincinnati - Beechmont                Janesville*
  Bel Air             St. Louis                    Cincinnati - Springdale*              Racine
  Frederick           St. Peters                   Columbus - Dublin                     Wauwatosa*
  Hagerstown                                       Columbus - North High                 West Allis
  Waldorf**         NEW HAMPSHIRE                  Columbus - Phillipi
                      Manchester                   Elyria
MASSACHUSETTS                                      Kent
  Allston           NEW JERSEY                     Kettering
  Andover             Deptford                     Lima
  Boston              Ewing Township*              Macedonia**
  Braintree           Gloucester*                  Madeira*
  Brighton            Greenbrook*                  Mentor
  Cambridge           Hackensack                   Miamisburg
  Danvers*            Hasbrouck Heights            North Olmsted
  Framingham          Keyport                      Parma*
  Natick              Maple Shade*                 Parma Heights
  North Dartmouth     Voorhees                     Solon
  Norwell                                          Strongsville
  Norwood

FRANCHISED RESTAURANT LOCATIONS

The following table sets forth the location of the 46 franchise restaurants as of October 1, 1995. An * denotes a new restaurant added during fiscal 1995:

CONNECTICUT           MICHIGAN              NEW YORK              SOUTH DAKOTA
  Branford              Dearborn Hts.         Commack               Sioux Falls
  Danbury               Grand Rapids*         Farmingdale
  Glastonbury                                 Hicksville          VERMONT
                       MINNESOTA              Plattsburgh           So. Burlington
INDIANA                 North St. Paul*       Rensselaer
  Richmond*                                   Sayville            VIRGINIA
                      NEW HAMPSHIRE                                 Danville
MAINE                   Nashua              NORTH DAKOTA            Lynchburg
  Auburn                                      Bismarck              Roanoke
  Augusta             NEW JERSEY              Fargo
  Bangor                Bordentown            Grand Forks         CANADA
  So. Portland          Cedar Knolls*         Minot                 Niagara Falls
                        Egg Harbor
MARYLAND                Flemington          OHIO
  Annapolis             Lawrenceville         Boardman
                        Sayreville*           Warren*
MASSACHUSETTS           Toms River
  Chelmsford                                PENNSYLVANIA
  Hadley                                      York
  Lanesboro
  Needham                                   RHODE ISLAND
  Shrewsbury                                  Pawtucket
  Waltham

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various claims and legal actions that arise in the ordinary course of business, including, but not limited to, claims and actions brought pursuant to "dram shop" statutes and under federal and state employment laws prohibiting employment discrimination. The Company believes it is not currently a party to any "material" pending legal proceedings as defined in Item 103 of Regulation S-K of the Securities Exchange Act of 1934, as amended.

The Company has been named in a number of separate claims brought by former employees alleging that the Company engaged in discriminatory practices, including those based on age, race or sex. Plaintiffs maintaining claims of employment discrimination, such as those being brought against the Company, generally are entitled to have their claims tried by a jury and such claims may result in punitive damage awards. Most of the proceedings against the Company are still in the discovery phase. Management believes that the discrimination claims against the Company are without merit and the Company is actively defending the claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol "GRXR." Prior to June 24, 1993, shares of the Company's common stock were traded on the American Stock Exchange. The following table sets forth for the fiscal quarters indicated, the reported high and low closing sales prices of the Company's Common Stock during the fiscal year ended October 1, 1995 and October 2, 1994, respectively.

                                        1995                       1994
                                        ----                       ----
                                  HIGH          LOW           HIGH         LOW
                                  ----          ---           ----         ---
          1st Fiscal Quarter     $ 8.63       $ 6.00         $ 8.13      $ 6.50
          2nd Fiscal Quarter       7.13         5.00           8.00        5.50
          3rd Fiscal Quarter       5.50         2.75           7.13        5.50
          4th Fiscal Quarter       6.56         3.13           8.63        5.63

As of December 12, 1995, the approximate number of holders of record of shares of the Company's Common Stock was 865.

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

                                                   52 WEEKS        52 WEEKS      53 WEEKS     52 WEEKS       9 MONTHS
                                                     ENDED          ENDED         ENDED         ENDED          ENDED
                                                   OCTOBER 1,     OCTOBER 2,    OCTOBER 3,   SEPTEMBER 27,  SEPTEMBER 29,
                                                      1995           1994         1993           1992           1991
                                                   ---------      ---------     ---------     ------------  -------------
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue ......................................     $ 230,406      $ 243,971     $ 232,556     $ 226,466        $ 162,055
Operating income (loss) from
  continuing operations ......................        (2,659)        13,277        11,866        12,090            7,714
Interest expense from
  continuing operations, net .................         4,957          4,091         4,031         4,598            5,032
Income (loss) from continuing
  operations before income taxes .............        (7,616)         9,186         7,835         7,492            2,682
Income taxes (benefit) .......................        (1,906)         2,940         2,507         2,846            1,152
                                                   ---------      ---------     ---------     ---------        ---------
Income (loss) from continuing operations:
  Total ......................................        (5,710)         6,246         5,328         4,646            1,530
  Per share ..................................          (.51)           .56           .48           .42              .24

Weighted average common shares outstanding ...        11,151         11,109        11,086        11,064            6,509

OPERATING DATA:
Systemwide sales:
  Company-operated ...........................     $ 228,235      $ 241,777     $ 230,017     $ 224,048        $ 160,700
  Franchised .................................        71,817         72,726        71,876        72,692           52,027
                                                   ---------      ---------     ---------     ---------        ---------
  Total systemwide sales .....................       300,052        314,503       301,893       296,740          212,727

Average annual systemwide sales per
restaurant ...................................         1,457          1,534         1,438         1,455            1,433(a)

Number of restaurants (at period end):
  Company-operated ...........................           151            164           166           160              154
  Franchised .................................            46             41            44            44               44
                                                   ---------      ---------     ---------     ---------        ---------
  Total restaurants ..........................           197            205           210           204              198

BALANCE SHEET DATA:
  Total assets ...............................     $ 145,356      $ 156,772     $ 151,813     $ 137,780        $ 134,968
  Long-term debt, including current maturities        58,580         58,770        60,305        51,965           56,391
  Stockholders' equity .......................        59,684         65,036        58,637        53,219           48,573

(a)  Annualized to a 52 week year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis examines the Company's operations which comprise the Ground Round restaurant chain, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. As of October 1, 1995, the Company operated 151 and franchised 46 family-oriented, full service, casual dining restaurants.

For purposes of this discussion and analysis, the 52 week year ended October 1, 1995, the 52 week year ended October 2, 1994 and the 53 week year ended October 3, 1993, are referred to as 1995, 1994, and 1993, respectively.

RESULTS OF OPERATIONS

The following table sets forth the percentages which the items in the Company's consolidated Statements of Operations bear to total revenue unless otherwise indicated:

                                             52 Weeks Ended   52 Weeks Ended   53 Weeks Ended
                                                October 1,       October 2,       October 3,
                                                  1995             1994             1993
                                             --------------   --------------   --------------
Revenue:
     Restaurant revenue                            99.1%          99.1%             98.9%
     Franchise revenue                               .9             .9               1.1
                                                  -----          -----             -----
         Total Revenue                            100.0          100.0             100.0

Costs and Expenses:
     Cost of products sold (1)                     88.0           83.9              84.2
     Selling, general and administrative            6.9            6.3               6.8
     Depreciation and amortization                  6.4            5.5               4.8
     Interest expense                               2.2            1.7               1.7
     Other (income) expense                          .7            (.4)              (.1)

Net income (loss) before income taxes              (3.3)           3.8               3.4
Income taxes (benefit)                              (.8)           1.2               1.1
                                                  -----          -----             -----
Net income (loss)                                  (2.5)%          2.6%              2.3%

(1) As a percentage of Company-operated restaurant revenue.

RESTAURANT REVENUE. Restaurant revenue totaled $228.2, $241.8 and $230.0 million for fiscal 1995, 1994 and 1993, respectively. Restaurant revenue is comprised of comparable restaurant revenue (revenue from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue, comprised of revenue from restaurants open during all of 1995 and 1994, decreased in 1995 by 5.3% to $202.6 million for the comparable 1994 52-week period. Comparable restaurant revenue in 1994 increased
 .7% for the comparable 1993 53-week period. Sales levels in 1995 were primarily impacted by increased competition within the casual dining sector coupled with a change in consumer spending as a result of declining discretionary income.

The average guest check was approximately $8.21, $8.12 and $7.82 in 1995, 1994 and 1993, respectively. These increases primarily reflected an evolving menu mix with higher priced menu items, as well as continued de-emphasized discounting in 1995, 1994 and 1993. An insignificant portion of the increase in the average guest check is attributed to price increases on existing menu items. Sales of alcoholic beverages (excluding soda) were approximately 20%, 21% and 22% of revenue in 1995, 1994 and 1993, respectively.

Non-comparable restaurant revenue, consisting of those restaurants not in operation during all of both comparable years, increased to $19.4 million in 1995 from $6.7 million in 1994. The increase in 1995 was attributable to the full year operation of nine new restaurants added in 1994. These increases were partially offset by the sale or closing of 15 locations during 1995. In 1994, the increase in non-comparable restaurant revenue to $28.2 million from $13.8 million in 1993 was attributable to the full year operation of nine new restaurants added in 1994, as well as nine new restaurants added during 1993. These increases were partially offset by the sale or closing of eleven locations during 1994.

FRANCHISE REVENUE. The Company's franchise base consisted of 46 franchised restaurants in 1995, 41 in 1994 and 44 in 1993. During 1995, the Company added six franchised restaurants, consisting of two new franchised restaurants and four formerly Company-operated existing restaurants which were acquired by franchisees. One franchised restaurant was closed during 1995. During 1994, two new franchised restaurants were added, while five franchised restaurants were closed. Five new franchised restaurants were added during 1993, four of which were opened by new franchisees, while one was opened by an existing franchisee. During 1993, one franchise agreement was not renewed, three franchised restaurants were closed and another was acquired by the Company. Revenue from franchised restaurants (consisting of royalties and franchise fees) were $2.2 million, $2.2 million and $2.5 million in 1995, 1994 and 1993, respectively. In 1993, $.2 million, which had been reserved in prior periods, was received and recognized as royalty revenue.

COST OF PRODUCTS SOLD. Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totaled 32.4%, 31.8% and 31.9% of Company-operated restaurant revenue in 1995, 1994 and 1993, respectively. Restaurant operating expenses were 55.7%, 52.1% and 52.3% of Company-operated restaurant revenue, respectively, in 1995, 1994 and 1993.

Food and beverage costs as a percentage of Company-operated restaurant revenue increased .6% from 1994 to 1995 as compared to the decrease of .1% from 1993 to 1994. The increase in food and beverage costs in 1995 was attributable to increased lettuce costs caused by flooding in California during the third quarter of 1995 along with the implementation of a summer menu in the fourth quarter of 1995. The decrease in food and beverage costs in 1994 was attributable to lower food product costs offset by an increase in beverage costs due to the increased cost of beer. Food and beverage costs in 1993 were adversely affected by higher produce costs due to winter flooding in Arizona, late planting in California and higher beef prices.

Restaurant operating expenses as a percentage of Company-operated restaurant revenue increased 3.6% in 1995 from 1994 primarily due to a $.9 million increase in hourly labor costs associated with the roll-out of the Company's summer menu and an increase in front-of-the-house staff to improve guest service. Other costs have remained at relatively constant dollar levels, due to the fixed nature of costs associated with operating a restaurant. During 1994, restaurant operating expenses decreased by .2% of restaurant revenue from 1993, principally due to decreases in labor costs as a result of a change in the Company's policy on accrued vacation for hourly employees, partially offset by increases in bonuses earned by restaurant management. Other costs in 1994 remained at relatively constant levels as compared with 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were 6.9%, 6.3% and 6.8% of total revenue in 1995, 1994 and 1993, respectively. Selling expenses, comprised of advertising and point of purchase materials, development and production costs, were .9%, .5% and .7% of total revenue for 1995, 1994 and 1993, respectively. Selling expenses increased in 1995 by .4% of total revenue from 1994, primarily due to an increase in radio advertising during the first two quarters of 1995. Selling expenses decreased in 1994 by .2% of total revenue from 1993, primarily due to an additional credit of $.4 million from Coca-Cola(R) based on product usage.

General and administrative costs, comprised of restaurant manager training, regional overhead, and corporate administrative costs, were 6.0%, 5.8% and 6.1% of total revenue in 1995, 1994 and 1993, respectively. General and administrative costs have remained relatively constant in dollars in 1995 as compared to 1994 with the exception of an increase in litigation expense of $.3 million. General and administrative costs remained at relatively constant dollar levels from 1993 to 1994.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.4%, 5.5% and 4.8% of total revenue in 1995, 1994 and 1993, respectively. Depreciation and amortization expenses increased by .9% in 1995 as compared to 1994 primarily due to the remodeling of 120 restaurants since 1992 and an increase in pre-opening expenses. The increase in depreciation and amortization from 4.8% of total revenue in 1993 to 5.5% of total revenue in 1994 resulted from nine new restaurants added in 1994, nine new restaurants added in 1993 and the remodeling of seventy-eight restaurants since 1992.

OTHER (INCOME) AND EXPENSE. Fiscal 1995 reflects $.8 million in expenses related to the termination of the Merger Agreement among the Company, GRR Acquisition Corp. and GRR, Inc., which the parties entered into on August 23, 1994 and which was terminated on January 13, 1995. In addition, 1995 also reflects $.8 million in expenses related to the resignation of the Company's former Chairman of the Board, President, and Chief Executive Officer. During 1994, the Company completed a sale of one location for approximately $2.0 million and realized a pretax gain of approximately $1.5 million. This gain was partially offset by the write-off of $.6 million in expenses associated with a proposed public offering of convertible subordinated debentures which the Company withdrew due to market conditions.

INTEREST EXPENSE. Interest expenses were 2.2%, 1.7% and 1.7% of total revenue in 1995, 1994 and 1993, respectively. Interest expense increased in 1995 due to the increase in the average interest rate under the Company's credit facility to 7.7% in 1995 from 6.5% in 1994. Interest expense in 1994 remained constant as a percentage of total revenue as compared to 1993.

INCOME TAXES. The Company's effective income tax rates were 25%, 32% and 32% in 1995, 1994 and 1993, respectively. The reduction in the 1995 effective tax rate was primarily due to the generation of additional targeted jobs tax credits, FICA credits and the net operating loss that did not provide a benefit for the current year. In addition, the settlement of an Internal Revenue Service audit for the years 1986 through 1989 impacted the 1995 rate.

NET INCOME (LOSS). As a result of the foregoing, the Company reported a net loss of $(5.7) million in fiscal 1995, compared to net income of $6.2 million in 1994 and $5.3 million in 1993, representing (2.5)%, 2.6% and 2.3% of total revenue, respectively. The net loss was $(.51) per share in 1995, compared to net income of $.56 and $.48 per share for 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $15.7 million and $15.3 million as of October 1, 1995 and October 2, 1994, respectively.

Net cash provided by operating activities totaled $6.7 million in 1995, and $22.4 million in 1994. The Company incurred capital expenditures totaling $10.2 million and $24.1 million in 1995 and 1994, respectively, primarily for restaurant capital maintenance, remodeling and new restaurant construction. Proceeds from the sale of locations totaled $4.3 million and $4.4 million in 1995 and 1994, respectively. On October 1, 1995 and October 2, 1994, the Company's borrowings under its credit facilities with its banks (the "Credit Facility") were approximately $54.1 million and $53.0 million, respectively. Principal payments under the Credit Facilities begin in October 1995 and are scheduled through July 2000.

The Credit Facility obligates the Company to hedge its interest rate risk on approximately 50% of its total term borrowings. The Company has entered into interest rate cap agreements solely to hedge its interest rate risk as required by the Credit Facility. In 1995 and 1994, the Company entered into interest rate cap agreements under which the maximum base interest rate of its LIBOR-based payments would have been 12.0% and 7.0%, respectively. The interest rate cap agreements had an immaterial effect on the Company's interest expense during fiscal 1995 and 1994.

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

At fiscal year end, the Company was not in compliance with the net worth, fixed charge coverage ratio, and funded debt to free operating cash flow covenants as contained in the Third Amendment of the credit facilities, dated May 10, 1995 (see note D of the financial statements). On November 22, 1995, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment"). The Fourth Amendment waives the fixed charge coverage ratio and the funded debt to free operating cash flow covenants for the fourth quarter of fiscal 1995 and for all of fiscal 1996. The Fourth Amendment also reduces the minimum net worth required to be maintained under the net worth covenant for the fourth quarter of 1995 and all of fiscal 1996, and introduces a quarterly covenant on earnings before interest, taxes, depreciation and amortization, and a quarterly covenant on capital expenditures. Adverse operating results may result in the Company's non-compliance with the covenants contained in the Fourth Amendment. There can be no assurance that the Company could obtain a waiver of such non-compliance or the Company would be able to further amend the Credit Facility.

The Company expects to incur approximately $3.4 million in capital expenditures during the 1996 fiscal year. Based upon the Company's present plans, Management believes that existing cash, cash flow from operations, and proceeds from the sales of restaurant locations will be sufficient to meet operating needs, fund anticipated capital expenditures and service debt requirements during fiscal 1996.

The effect of inflation has not been significant upon either the operations or financial condition of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this item is set forth on pages F-1 through F-16 of this form 10K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information called for pursuant to this Part III, items 10, 11, 12 and 13, is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended October 1, 1995.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     PART IV

ITEM 14.  FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K.

(A)    FINANCIAL STATEMENTS

       Report of Ernst & Young LLP, Independent Auditors.

       Consolidated Balance Sheets - October 1, 1995 and October 2, 1994.

       Consolidated Statements of Operations - Years Ended October 1, 1995, October 2, 1994 and October 3, 1993.

       Consolidated Statements of Stockholders' Equity - Years Ended October 1, 1995, October 2, 1994, and October 3, 1993.

       Consolidated Statements of Cash Flows - Years Ended October 1, 1995, October 2, 1994, and October 3, 1993.

       Notes to Consolidated Financial Statements - Years Ended October 1, 1995, October 2, 1994, and October 3, 1993.

       FINANCIAL STATEMENT SCHEDULE

       Schedule VIII - Valuation and Qualifying Accounts

(B)    EXHIBITS

       2.1 Agreement and Plan of Merger dated August 23, 1994 (the "Merger Agreement") among the Company, GRR, Inc. and GRR Acquisition Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

       2.2 First Amendment dated November 16, 1994 to Merger Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

       2.3 Termination Agreement dated January 13, 1995 to terminate the Merger Agreeement (incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 1995).

       3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

       3.2 Amended and Restated By-laws of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992).

       10.01 Agreement between Michael P. O'Donnell and the Company dated April 21, 1992

              (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 27, 1992).

       10.02 Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of October 8, 1993, among The Ground Round, Inc. and GR of Minn., Inc., as Borrowers, and The Bank of New York, as Agent, and the bank parties thereto (including certain exhibits) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 3, 1993).

       10.03 1992 Equity Incentive Plan (incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders held on March 10, 1992).

       10.04 1994 Corporate Office Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 3, 1993).

       10.05 Agreement between Michael P. O'Donnell and the Company dated July 26, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

       10.06 Agreement between Peter J. Beaudrault and the Company dated July 26, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

       10.07 Agreement between Michael R. Jorgensen and the Company dated July 26, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

       10.08 Agreement between William C. Schoener and the Company dated July 26, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

       10.09 Third Amendment, dated as of May 10, 1995, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 2, 1995).

       10.10 Separation Agreement, dated as of April 3, 1995, between the Company and Michael P. O'Donnell (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995).

       10.11 Employment Agreement, dated as of July 21, 1995, between the Company and Daniel R. Scoggin (incorporated by the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995).

       10.12 Amendment dated May 18, 1995 to Agreement between Michael R. Jorgensen and the Company dated July 26, 1994.*

       10.13 Amendment dated May 18, 1995 to Agreement between William C. Schoener and the Company dated July 26, 1994.*

       10.14 Amendment dated August 18, 1995 to Agreement between Michael R. Jorgensen and the Company dated July 26, 1994, and as amended on May 18, 1995.*

       10.15 Agreement between Robin L. Moroz and the Company dated August 18, 1995.*

       10.16 Amendment dated August 18, 1995 to Agreement between Robin L. Moroz and the Company dated August 18, 1995.*

       10.17 Amendment dated August 18, 1995 to Employment Agreement, dated as of July 21, 1995, between the Company and Daniel R. Scoggin.*

       10.18 Fourth Amendment, dated as of November 22, 1995, to the Credit Agreement.*

       21 List of Subsidiaries (incorporated by reference to the Compny's Annual report on Form 10- K for the year ended October 2, 1994).

              * Asterisk (*) denotes that the Exhibit is filed herewith.

(c)    Reports on Form 8-K

       The only report on form 8-K filed by the Company during the fiscal year ended October 1, 1995 was the following:

       Date of Report                      Items Reported
       --------------                      --------------
       January 13, 1995                    The Company and GRR Acquisition Corp.
                                           announced on January 13, 1995 that
                                           effective that date, they, together
                                           with GRR, Inc., entered into a
                                           Termination Agreement dated January
                                           13, 1995, to terminate the Merger
                                           Agreement, dated August 23, 1994, as
                                           amended November 16, 1994, among the
                                           Company, GRR Acquisition and GRR,
                                           Inc. and to abandon the merger
                                           contemplated thereby.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 1995.

                                GROUND ROUND RESTAURANTS, INC.
                                (Registrant)


                                By: /s/ Michael R. Jorgensen
                                    --------------------------------------------
                                    Michael R. Jorgensen
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                             TITLE                                     DATE
---------                             -----                                     ----
/s/Daniel R. Scoggin                  Chairman of the Board, President,         December 12, 1995
----------------------------          and Chief Executive Officer
Daniel R. Scoggin

/s/Michael R. Jorgensen               Senior Vice President, Chief Financial    December 12, 1995
----------------------------          Officer and Treasurer
Michael R. Jorgensen                  (Principal Financial and
                                      Accounting Officer)

/s/Christian R. Guntner               Director                                  December 12, 1995
----------------------------
Christian R. Guntner

/s/J. Eric Hanson                     Director                                  December 12, 1995
----------------------------
J. Eric Hanson

/s/David J. P. Meachin                Director                                  December 12, 1995
----------------------------
David J. P. Meachin

/s/John A. Mistretta                  Director                                  December 12, 1995
----------------------------
John A. Mistretta

/s/James. R. Olson                    Director                                  December 12, 1995
----------------------------
James R. Olson

/s/Joseph Schollenberger              Director                                  December 12, 1995
----------------------------
Joseph Schollenberger

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Ground Round Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Ground Round Restaurants, Inc. as of October 1, 1995 and October 2, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 1, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ground Round Restaurants, Inc. at October 1, 1995 and October 2, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material repects the information set forth therein.

                                             ERNST & YOUNG LLP

Boston, Massachusetts
November 22, 1995

                         GROUND ROUND RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 1, 1995 AND OCTOBER 2, 1994
                (Dollars in thousands, except per share amounts)

                                                                                   1995            1994
                                                                                   ----            ----
ASSETS:

Current assets:
  Cash and cash equivalents                                                      $   2,425        $  1,457
  Receivables, net of allowances for doubtful
    accounts of $797 in 1995 and $276 in 1994                                       1,147           1,511
Income tax refunds receivable                                                       1,541
Inventories                                                                         2,511           2,577
Prepaid expenses and other current assets                                           2,115           2,249
                                                                                ---------        --------
    Total current assets                                                            9,739           7,794

Property and equipment:
  Land                                                                             10,240          11,203
  Buildings and leasehold improvements                                            119,749         120,034
  Machinery and equipment                                                          40,399          39,867
                                                                                ---------        --------
                                                                                  170,388         171,104
  Accumulated depreciation and amortization                                        53,484          43,531
                                                                                ---------        --------
  Property and equipment, net                                                     116,904         127,573
Other assets                                                                       18,713          21,405
                                                                                ---------        --------
                                                                                $ 145,356        $156,772
                                                                                =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                              $   5,933        $  7,107
  Accrued expenses                                                                 11,190          14,900
  Income taxes                                                                                          201
  Current portion of long-term debt and capital lease obligations                   8,277             902
                                                                                ---------        --------
    Total current liabilities                                                      25,400          23,110

Long-term debt and capital lease obligations                                       50,303          57,868
Deferred income taxes                                                               1,120           1,925
Other long-term liabilities                                                         8,849           8,833

STOCKHOLDERS' EQUITY:
Preferred Stock, undesignated, par value $100 per share;
  authorized 30,000 shares; none issued
Common Stock, par value $.16 2/3 per share:  authorized 35,000,000 shares in 1995 and 1994; issued 11,174,000 in 1995 and
  11,114,000 shares in 1994                                                         1,862           1,852

Additional paid-in capital                                                         57,883          57,631
Accumulated earnings (deficit)                                                        (61)          5,649
                                                                                ---------        --------
                                                                                   59,684          65,132
Deferred Officer Compensation                                                                         (96)
                                                                                ---------        --------
  Total stockholders' equity                                                       59,684          65,036
                                                                                ---------        --------
                                                                                $ 145,356        $156,772
                                                                                =========        ========

See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                              52 WEEKS ENDED    52 WEEKS ENDED  53 WEEKS ENDED
                                                OCTOBER 1,        OCTOBER 2,      OCTOBER 3,
                                                   1995              1994            1993
                                                   ----              ----            ----
REVENUE                                          $ 230,406        $ 243,971        $ 232,556
                                                 ---------        ---------        ---------
COSTS AND EXPENSES:
  Cost of products sold                            200,756          202,819          193,707
  Selling, general and administrative               16,043           15,370           15,923
  Depreciation and amortization                     14,667           13,507           11,205
  Interest expense                                   4,957            4,091            4,031
  Other (income) expense                             1,599           (1,002)            (145)
                                                 ---------        ---------        ---------
                                                   238,022          234,785          224,721
                                                 ---------        ---------        ---------

Net income (loss) before income taxes               (7,616)           9,186            7,835

Income taxes (benefit)                              (1,906)           2,940            2,507
                                                 ---------        ---------        ---------

NET INCOME (LOSS)                                $  (5,710)       $   6,246        $   5,328
                                                 =========        =========        =========

Weighted average common shares outstanding          11,151           11,109           11,086
                                                 =========        =========        =========


PER SHARE DATA:

  Net income (loss) per common share             $    (.51)       $     .56        $     .48
                                                 =========        =========        =========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Dollars and shares in thousands)

                                     SHARES
                                ----------------              ADDITIONAL  ACCUMULATED               DEFERRED          TOTAL
                                COMMON  TREASURY    COMMON     PAID-IN      EARNINGS   TREASURY     OFFICER       STOCKHOLDERS'
                                 STOCK   STOCK       STOCK     CAPITAL     (DEFICIT)    STOCK     COMPENSATION       EQUITY
                                ------   -------    ------    ----------  -----------  --------   ------------    -------------

BALANCE AT SEPTEMBER 27, 1992    11,082      (18)   $ 1,847    $ 57,427     $ (5,925)   $(130)                      $ 53,219

Issuance of restricted shares
  from treasury stock                         18                                          130                            130
Issuance of restricted shares        12                   2         142                              $ (274)            (130)
Amortization of deferred
  officer compensation                                                                                   86               86
Converted stock options               5                   1           3                                                    4
Net income                                                                     5,328                                   5,328
                                 -------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 3, 1993       11,099        0      1,850      57,572         (597)       0          (188)          58,637

Amortization of deferred
  officer compensation                                                                                   92               92
Converted stock options              15                   2          59                                                   61
Net income                                                                     6,246                                   6,246
                                 -------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 2, 1994       11,114        0      1,852      57,631        5,649        0           (96)          65,036

Amortization of deferred
  officer compensation                                                                                   96               96
Converted stock options              60                  10         252                                                  262
Net loss                                                                      (5,710)                                 (5,710)
                                 -------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 1995       11,174        0    $ 1,862    $ 57,883     $    (61)    $  0        $    0         $ 59,684
                                 ======      ===    =======    ========     ========     ====        ======         ========


See notes to consolidated financial statements

                         GROUND ROUND RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          52 WEEKS ENDED     52 WEEKS ENDED    53 WEEKS ENDED
                                                         OCTOBER 1, 1995    OCTOBER 2, 1994    OCTOBER 3, 1993
                                                         ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $ (5,710)           $  6,246           $  5,328
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             15,029              13,851             11,583
    Deferred income taxes                                       (805)                336                705
    Write-off of deferred debt costs                                                 572
    Gain on disposition of assets                                                 (1,574)              (186)
    Other, net                                                    96                  92
Return of insurance deposits                                     819               4,690
Change in operating assets and liabilities:
    Accounts receivable                                          263                (152)               310
    Income tax receivable                                     (1,541)
    Inventories and prepaid expenses                             481              (1,468)            (2,504)
    Accounts payable and accrued expenses                     (1.981)               (218)               276
                                                            --------            --------           --------
    Net cash provided by operating activities                  6,651              22,375             15,512
                                                            --------            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (9,695)            (22,437)           (23,857)
Proceeds from sale of property and equipment                   4,289               4,378
Purchase of liquor licenses                                     (164)               (681)              (387)
Proceeds from sale of liquor license                                                                    200
Deposits received (paid)                                                            (217)                17
Notes receivable and working capital loan collections                                130                (76)
Pre-opening costs and related items                             (390)               (988)              (900)
                                                            --------            --------           --------
    Net cash used in investing activities                     (5,960)            (19,815)           (25,003)
                                                            --------            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                            49,600              28,800             14,100
Payments of long-term borrowings                             (49,340)            (29,813)            (5,506)
Payments of deferred debt costs                                 (245)             (1,413)               (61)
Proceeds from issuance of common stock                           262                  61
                                                            --------            --------           --------
    Net cash provided by (used in) financing activities          277              (2,365)             8,533
                                                            --------            --------           --------

NET INCREASE (DECREASE) IN CASH                                  968                 195               (958)

Cash at beginning of period                                    1,457               1,262              2,220
                                                            --------            --------           --------
Cash at end of period                                       $  2,425            $  1,457           $  1,262
                                                            ========            ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                               $  4,728            $  3,458           $  4,255
Taxes paid                                                     1,067               2,339              1,444


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  For the years ended October 1, 1995 and October 2, 1994 and October 3, 1993

A.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Ground Round Restaurants, Inc. (the "Company"), and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates and franchises family-oriented, full-service restaurants primarily in the Northeast, Mid-Atlantic and Midwest United States.

The fiscal year of the Company is the 52 or 53 week period ending on the Sunday closest to September 30th. For purposes of these notes to the consolidated financial statements, the 52 week fiscal year ended October 1, 1995, the 52 week fiscal year ended October 2, 1994, and the 53 week fiscal year ended October 3, 1993, are referred to as 1995, 1994, and 1993, respectively.

Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to the consolidated financial statements have been reclassified for comparative purposes.

CASH EQUIVALENTS: Cash equivalents consist of highly liquid investments with original maturities of three months or less, and are carried at cost which approximates fair value.

INVENTORIES: Inventories are stated at the lower of cost or market, as determined by the first-in, first-out (FIFO) cost method.

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation and amortization, including amortization of assets recorded under capital leases, are computed principally by the straight-line method, based on estimated useful lives. Useful lives are generally 33 years for buildings, 10 years for machinery and equipment, and the shorter of the lease term or estimated useful life for leasehold improvements.

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

INTANGIBLE ASSETS: Intangible assets are included in other assets and consist primarily of trade names, liquor licenses and franchise value. These assets are being amortized by the straight-line method over lives ranging between 15 and 40 years. The excess of cost of acquired companies over the value assigned to net tangible assets, representing goodwill, is amortized on a straight line basis over 40 years. On an annual basis, the Company compares the carrying value of its intangible assets to the projected undiscounted cash flow of the related businesses in order to evaluate the propriety of the amortization periods.

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

INCOME TAXES: Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax based assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the determination can be made that it is more likely than not that some portion or all of the related tax asset will be realized.

OTHER LONG-TERM LIABILITIES: Other long-term liabilities comprise various reserves including reserves for casualty insurance coverage and restaurant closings.

FRANCHISE REVENUE: Initial franchise fees of $40,000 are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally when the restaurant opens. Terms of franchise agreements are generally over a twenty year period and provide for continuing franchise royalty fees equal to 3% of monthly gross sales. The franchise agreements also provide that franchisees are required to pay up to 2% of monthly gross sales for advertising. Franchise and royalty fees included in revenues aggregated $2,171,000, $2,192,000 and $2,539,000 for 1995, 1994 and 1993, respectively.

PENDING ACCOUNTING STANDARDS: In March of 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121, which is not effective until the Company's fiscal year beginning September 30, 1996, requires an evaluation of the productive assets of the Company in relation to the future cash flows generated in order to determine if an impairment of the assets' value exists. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Due to the significant number of store locations the Company maintains and the extensive number of estimates that must be made, Management has not yet fully determined the impact of SFAS 121, but it is not expected to have a material impact on the Company's results of operations or its financial position.

B.       OTHER ASSETS

         Other assets consist of the following:

                                                              1995                 1994
                                                              ----                 ----
                                                                   (In thousands)
         Deferred debt acquisition costs                    $3,417               $3,172
         Deferred pre-opening costs                          3,124                2,735
         Franchise Value                                     4,696                4,696
         Goodwill                                            4,166                4,166
         Liquor licenses                                     4,666                4,662
         Tradename                                           3,073                3,073
         Prepaid insurance                                   2,771                3,871
         Other                                                 300                  409
                                                            ------              -------
                                                            26,213               26,784
         Less accumulated amortization                       7,500                5,379
                                                          --------              -------
                                                           $18,713              $21,405
                                                           =======              =======

Other assets were net of allowances for doubtful accounts of $232,000 and $307,000 at October 1, 1995 and October

2, 1994, respectively.

C.       PREPAID AND ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                  1995                    1994
                                                  ----                    ----
                                                         (In thousands)
         Casualty insurance                     $ 1,998                  $ 2,336
         Occupancy costs                          2,728                    2,747
         Payroll and payroll related expenses     3,639                    5,273
         Sales taxes                              1,296                    1,319
         Other                                    1,529                    3,225
                                                -------                  -------
                                                $11,190                  $14,900
                                                =======                  =======

Prepaid expenses and other current assets of $2,115,000 at October 1, 1995 and $2,249,000 at October 2, 1994 included prepaid casualty insurance costs of $960,000 and $1,510,000, respectively.

D.       LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and capitalized lease obligations consist of the following:

                                                      1995                1994
                                                      ----                ----
                                                           (In thousands)
         Amended Credit Agreement dated
                 October 8, 1993:
                 Tranche A Term                      $34,151             $36,641
                 Tranche A Revolving                   6,700               2,100
                 Tranche B Term                       13,255              14,220
         Capitalized lease obligations at 5% to 15%    4,474               5,809
                                                     -------             -------
                                                      58,580              58,770
         Less current portion                          8,277                 902
                                                     -------             -------
                                                     $50,303             $57,868
                                                     =======             =======

On October 8, 1993 the Company and a majority of its lenders along with certain new banks, amended the outstanding agreement dated April 26, 1992. The Amended and Restated Credit Agreement ("Amended Agreement") provided the Company with $70,000,000 that was comprised of the following: Tranche A Term borrowings of $37,953,000, at prime plus .5% to .875% or LIBOR plus 1.125% to 1.625%, depending on the funded debt to free operating cash flow ratio, with payments commencing on October 8, 1995 (the "Conversion Date") and payable through January 1999; Tranche A Revolving facility of up to $16,348,000 ($6,700,000 outstanding at October 1, 1995 and $2,100,000 outstanding at October 2, 1994), at prime plus .5% to .875% or LIBOR plus 1.125% to 1.625%, depending on the funded debt to free operating cash flow ratio, which converts to term on the Conversion Date and is then payable through January 1999; and Tranche B Term borrowings of $15,000,000 at prime plus .875% or LIBOR plus 2.25% with payments commencing in April 1999 and a final maturity of July 2000. The Amended Agreement also contains certain financial covenants, including maintenance of minimum interest and fixed charge coverage ratios, cash flow ratios, minimum levels of net worth and maximum leverage ratios. Provisions of the Amended Agreement restricting the payment of dividends would prevent the Company from paying dividends during the term of the Amended Agreement.

The Third Amendment to the Amended and Restated Credit Agreement (the "Third Amendment"), dated May 10, 1995, the Company permanently reduced the revolving commitment to $11.4 million until October 8, 1995, at which time up to $4.7 million outstanding under the revolving commitment was converted to term debt, and the revolving facility was reduced to $6.7 million, of which $4.7 million is available for letters of credit and $2.0 million is available for advances. The revolving facility terminates on January 15, 1999. The interest rates under the Amended Agreement at October 1, 1995 on Tranche A Term, Tranche A Revolving, and Tranche B Term were 7.125%, 8.75% and 8.0625%, respectively.

At fiscal year end, the Company was not in compliance with the net worth, fixed charge coverage ratio, and funded debt to free operating cash flow covenants as contained in the Third Amendment of the credit facilities. On November 22, 1995, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment"). The Fourth Amendment waives the fixed charge coverage ratio and the funded debt to free operating cash flow covenants for the fourth quarter of fiscal 1995 and for all of fiscal 1996. The Fourth Amendment also reduces the minimum levels of net worth for the fourth quarter of fiscal 1995 and for all of fiscal 1996. The Fourth Amendment introduces two covenants: (1) a quarterly covenant on earnings before interest, income taxes, depreciation and amortization and (2) a quarterly covenant on capital expenditures.

Maturities of long-term debt for the years succeeding October 1, 1995 are as follows:

                                       (In thousands)
                 1996                   $ 8,277
                 1997                    10,705
                 1998                    14,224
                 1999                    16,069
                 2000                     8,626
                 Thereafter                 679

Interest expense for 1995, 1994 and 1993 as presented has been reduced by interest income of $162,000, $171,000 and $248,000, respectively.

Principal payments may be accelerated due to additional payments based upon excess cash flow from operations, the sale of certain assets and the offering proceeds from the sale of stock of the Company. Pursuant to the Amended Agreement, certain commitment and facility fees are payable based upon the borrowing levels.

During 1995, the Company entered into two interest rate cap agreements in the aggregate of $30,000,000 expiring during fiscal 1996. The fixed interest rate on these contracts at October 1, 1995 was 12%. During 1994, the Company entered into two interest rate cap agreements in the aggregate of $15,000,000 that expired during fiscal 1995. The fixed interest rates on these contracts at October 2, 1994 ranged from 5.5% to 7%. During 1993, the Company had outstanding a $10,000,000 interest rate swap agreement which expired in fiscal 1994, and a $15,000,000 interest cap agreement that expired in fiscal 1995 to exchange LIBOR based interest payments for fixed rate payments. The fixed rate interest rates on these contracts at October 3, 1993 were 8.725% and 7% on the swap and cap agreements, respectively. The interest rate differential is recognized over the lives of the agreements as an adjustment to interest expense. The amount included in the financial statements for outstanding debt and the related swap agreements approximates fair value.

The Company occupies certain of its real estate under long-term leases, substantially all of which contain renewal options. Most of these leases provide for a percentage rental based on sales and, in most cases, require a minimum annual rental.

A summary of property leased under capital leases is as follows:

                                                         1995              1994
                                                         ----              ----
                                                             (In thousands)

             Real Estate                                $8,703            $9,353
             Equipment                                     456               456
                                                        ------            ------
                                                         9,159             9,809
             Less accumulated amortization               5,699             5,107
                                                        ------            ------
                                                        $3,460            $4,702
                                                        ======            ======

The above amounts represent the present value of future minimum lease payments at the inception of the leases, excluding that portion of the lease payments representing estimated insurance and tax cost. Leases capitalized also exclude that portion of the minimum lease payments attributable to land. Lease amortization is included in depreciation expense.

Future minimum lease payments under noncancelable leases as of October 1, 1995 for each of the following years are as follows:

                                                         CAPITAL        OPERATING
                                                         LEASES           LEASES
                                                         ------           ------
                                                            (In thousands)
1996                                                     $ 1,305         $ 6,095
1997                                                       1,132           5,558
1998                                                         999           4,946
1999                                                         904           4,156
2000                                                         746           3,857
Thereafter                                                   752          23,704
                                                         -------         -------
Total minimum payments                                     5,838         $48,316
                                                                         =======
Less: Amounts representing interest                        1,364
                                                         -------
Present value of net minimum payments                      4,474
Current portion of capital lease obligations                 895
                                                         -------
Long-term capital lease obligations                      $ 3,579
                                                         =======

Minimum obligations for noncancelable operating leases have been reduced by minimum noncancellable operating sublease rentals of $451,000.

Rent expense under operating leases for continuing operations was $8,391,000, $8,280,000 and $7,623,000 for 1995, 1994 and 1993, respectively. Rent expense includes contingent rental expense for capital and operating leases of $2,011,000, $2,373,000 and $2,424,000 for 1995, 1994 and 1993, respectively.

E.  STOCKHOLDERS' EQUITY

The 1992 Equity Incentive Plan, approved by the shareholders of the Company, authorizes the granting of various options and rights to purchase 350,000 shares of common stock of the Company. The 1989 Stock Option Plan authorizes the grant of options to purchase up to an aggregate of 575,000 shares of common stock of the Company (less any shares issued pursuant to the exercise of options granted under the Company's 1987 and 1982 stock option plans). Incentive stock options cannot be issued at less than fair market value whereas the exercise price of nonqualified stock options is specified by the Compensation Committee.

The following is a summary of stock option transactions during 1995, 1994 and 1993:

                                               Shares               Option Prices
                                               ------               -------------

Options outstanding September 27, 1992         477,000         $   3.29  to  $   10.06
Granted                                        304,000         $   7.00  to  $    9.13
Canceled                                       (77,000)        $   3.29  to  $    7.88
                                              --------
Options outstanding at October 3, 1993         704,000         $   3.29  to  $   10.06

Granted                                         19,000         $   6.25  to  $    7.50
Canceled                                       (95,000)        $   4.63  to  $    9.13
                                              --------
Options outstanding at October 2, 1994         628,000         $   3.29  to  $   10.06

Granted                                        183,000         $   3.75  to  $    5.50
Canceled                                      (386,000)        $   3.29  to  $    7.88
                                              --------
Options outstanding at October 1, 1995         425,000         $   3.29  to  $   10.06
                                              ========         ========      =========

As of October 1, 1995, options to purchase 425,000 shares of Common Stock were outstanding pursuant to the 1992 Equity Incentive Plan and the 1989 Stock Option Plan, options to purchase 338,000 shares of Common Stock were available for future grants pursuant to such plans and 763,000 shares of Common Stock were reserved for issuance.

On February 2, 1993 the Compensation Committee of the Board of Directors authorized 30,000 shares of restricted stock to be offered to Michael P. O'Donnell, former Chairman of the Board, President, and Chief Executive Officer. These shares, valued at $274,000 at issuance, were subject to forfeiture and transfer restrictions over the three years following issuance. At the completion of each year of service subsequent to the issuance date, forfeiture restrictions were released on 10,000 shares. Pursuant to the terms of a Separation Agreement dated April 3, 1995 between the Company and Mr. O'Donnell, all 30,000 shares of Common Stock became fully vested and were delivered to Mr. O'Donnell. As a result, an aggregate amount of $274,000 has been recorded as compensation expense through fiscal 1995.

F.  INCOME TAXES

The Company's effective income tax rates were 25%, 32% and 32% in 1995, 1994 and 1993, respectively. The reduction in the 1995 effective tax rate was primarily due to the generation of additional targeted jobs tax credits, FICA credits and the net operating loss that did not provide a benefit for the current year. In addition, the settlement of an Internal Revenue Service audit for the years 1986 through 1989 impacted the 1995 rate.

The provision for income taxes (benefit) computed under SFAS No. 109 in 1995, 1994 and 1993 consists of the following:

                                      1995               1994              1993
                                      ----               ----              ----
                                                   (In thousands)
Current:
   Federal                          $(1,247)           $ 2,344           $ 1,574
   State                                146                260               226
                                    -------            -------           -------
                                     (1,101)             2,604             1,800

Deferred:
   Federal                             (734)               298               654
   State                                (71)                38                53
                                    -------            -------           -------
                                    $(1,906)           $ 2,940           $ 2,507
                                    =======            =======           =======

The reasons for the difference between total tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income
(loss) are as follows:

                                                    1995         1994         1993
                                                    ----         ----         ----
                                                            (In thousands)
Taxes at statutory rate applied to pretax         $(2,589)     $ 3,123      $ 2,664
    income (loss)
Increases (reductions) in tax resulting from:
    State income taxes                                 51          197          184
    Targeted jobs tax credits                        (515)        (499)        (232)
    FICA tax credits                                 (815)        (422)
    Credits and net operating loss-no benefit       1,411
    Resolution of tax concerns                        481
    Other                                              70          541         (109)
                                                  -------      -------      -------
                                                  $(1,906)     $ 2,940      $ 2,507
                                                  =======      =======      =======

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at October 1, 1995 and October 2, 1994 are as follows:

                                                       OCTOBER 1, 1995
                                               ASSETS    LIABILITIES      TOTAL
                                               ------    -----------      -----
                                                         (In thousands)
Current:
       Vacation pay                           $   228                   $   228
       Accounts receivable                        237                       237
       Other deductible (income) amounts           53      $   (30)          23
       Less valuation allowance                  (488)                     (488)
                                              -------      -------      -------
                                              $    30      $   (30)     $     0
                                              -------      -------      -------
Noncurrent:
       Credits                                $ 3,749                   $ 3,749
       Depreciation                             1,535      $(4,008)      (2,473)
       Lease obligations                        2,454       (2,199)         255
       Accrued insurance                        2,685                     2,685
       Closed location reserve                    507                       507
       Amortization                               143         (658)        (515)
       Land                                      (272)        (272)
       Sales & use tax                            276                       276
       Deferred Compensation                      249                       249
       Executive Retirement                       229                       229
       Other deductible (income amounts)          168           37          205
       Less valuation allowances               (6,015)                   (6,015)
                                              -------      -------      -------
                                              $ 5,980      $(7,100)     $(1,120)
                                              -------      -------      -------
                                              $ 6,010      $(7,130)     $(1,120)
                                              =======      =======      =======

                                                      OCTOBER 2, 1994
                                               ASSETS    LIABILITIES      TOTAL
                                               ------    -----------      -----
                                                        (In thousands)
    Current:
       Vacation pay                               200                       200
       Accounts receivable                        151                       151
       Other deductible (income) amounts           42      $  (72)          (30)
       Less valuation allowance                  (321)                     (321)
                                              -------      -------      -------
       Total current                          $    72      $  (72)      $     0
                                              -------      -------      -------
    Noncurrent:
       Credits                                $ 2,285                   $ 2,285
       Depreciation                             1,101      $(3,918)      (2,817)
       Lease obligations                        2,358       (1,964)         394
       Accrued insurance                        2,640                     2,640
       Closed location reserve                    704                       704
       Amortization                                           (976)        (976)
       Land                                                   (318)        (318)
       Other deductible (income amounts)        1,155         (274)         881
       Less valuation allowances               (4,718)                   (4,718)
                                              -------      -------      -------
    Total noncurrent                          $ 5,525      $(7,450)     $(1,925)
                                              -------      -------      -------
    Total current and noncurrent              $ 5,597      $(7,522)     $(1,925)
                                              =======      =======      =======

A valuation allowance has been provided for those deferred tax assets for which management believes it is more likely than not that the tax benefit will not be realized. As of October 1, 1995 the Company had approximately $1,277,000 of alternative minimum tax credit carryforwards for federal tax purposes, approximately $999,000 of targeted jobs tax credits, approximately $1,456,000 of FICA tax credits, and $18,000 of foreign tax credits which expire on various dates through 2009.

G.  RETIREMENT BENEFITS

The Company sponsors a qualified defined contribution pension plan which covers substantially all full-time eligible employees. Employees may contribute up to 10% of earnings on an after tax basis which are matched by the Company based upon years of participation in the plan up to a maximum of 3%. Defined contribution expense for the Company was $218,000, $221,000 and $240,000 for 1995, 1994 and 1993, respectively.

The Company also sponsors a non-qualified deferred compensation plan for key management employees. An employee can defer up to 10% of eligible compensation which will be matched by the Company up to 3%. The Company may also make discretionary matching contributions between 25% and 100% of each employee's deferred compensation between 3% and 10%. In addition, a rate of return, determined in advance by the Company, will be credited each year to the employee's account. The funds are invested at the discretion of the Company. Deferred compensation expense for the Company was $100,000, $112,000 and $97,000 for 1995, 1994 and 1993, respectively. Except as set forth above, the Company has no liability for health or other benefits to retirees.

H.     COST OF PRODUCTS SOLD

Cost of products sold comprises the following:

                                        1995        1994          1993
                                        ----        ----          ----
                                               (In thousands)
         Food and beverage costs     $ 73,837     $ 76,949     $ 73,309
         Labor costs                   77,779       76,845       73,537
         Other costs                   49,142       49,025       46,861
                                     --------     --------     --------
                                     $200,756     $202,819     $193,707
                                     ========     ========     ========

I.  OTHER INCOME AND EXPENSE

During 1995, the Company recognized approximately $ .8 million in expenses related to the resignation of the Company's Chairman of the Board, President, and Chief Executive Officer. Also recognized was approximately $ .8 million in expenses related to the termination of the Merger Agreement among the Company, GRR Acquisition Corp. and GRR, Inc., which the parties entered into on August 23, 1994 and which was terminated on January 13, 1995. Developments in the high-yield financing market prevented the timely completion of the financing for the merger.

During 1994, the Company completed a sale of one location for approximately $2.0 million and realized a pretax gain of approximately $1.5 million. This gain was partially offset by the write-off of $.6 million in expenses associated with a proposed public offering of convertible subordinated debentures which the Company withdrew due to market conditions.

J.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations for 1995, 1994 and 1993:

       1995:                                        JANUARY 1        APRIL 2         JULY 2         OCTOBER 1
                                                    ---------        -------         ------         ---------
                                                       (In thousands except per share data)
       Revenue                                       $62,398         $56,937         $56,145         $54,926
       Gross profit                                   10,337           8,119           7,231           3,963
       Net income (loss)                                 122          (1,334)           (738)         (3,760)
       Per share data:
       Net income (loss)                                 .01            (.12)           (.07)           (.33)

       1994:                                        JANUARY 2        APRIL 3         JULY 3        OCTOBER 2
                                                    ---------        -------         ------        ---------
                                                       (In thousands except per share data)
       Revenue                                       $62,199         $59,885         $60,670         $61,217
       Gross profit                                   10,731           9,400          10,263          10,758
       Net income                                      1,534           1,554           1,595           1,563
       Per share data:

       Net income                                        .14             .14             .14             .14

       1993:                                        JANUARY 3        APRIL 4         JULY 4        OCTOBER 3
                                                    ---------        -------         ------        ---------
                                                       (In thousands except per share data)
       Revenue                                       $62,231         $56,389         $55,760         $58,176
       Gross profit                                   10,729           9,423           9,268           9,434
       Net income                                      1,427           1,227           1,361           1,313
       Per share data:

       Net income                                        .13             .11             .12             .12

K.  LITIGATION

The Company has been named in a number of separate claims brought by former employees alleging that the Company engaged in discriminatory practices including those based on age, race or sex. Plaintiffs maintaining claims of employment discrimination, such as those being brought against the Company, generally are entitled to have their claims tried by a jury and such claims may result in punitive damage awards. Most of the proceedings against the Company are still in the discovery phase. Management believes that the discrimination claims against the Company are without merit and the Company is actively defending the claims. Management does not expect that the resolution of these matters will have a material adverse effect on the consolidated financial position of the Company.

                                                                   SCHEDULE VIII

                         GROUND ROUND RESTAURANTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)

                                              BALANCE                                                      BALANCE
                                             BEGINNING     ADDITIONS CHARGED TO                           AT END OF
           DESCRIPTION                       OF PERIOD       COST       OTHER          DEDUCTIONS          PERIOD
           -----------                       ---------       ----       -----          ----------          ------
YEAR ENDED OCTOBER 1, 1995
   Allowances deducted from assets
   to which they apply:
      For doubtful accounts                   $  583       $  447          -                -             $ 1,030

YEAR ENDED OCTOBER 2, 1994:
   Allowances deducted from assets
   to which they apply:
      For doubtful accounts                      447          140          -                4 (b)             583

YEAR ENDED OCTOBER 3, 1993:
   Allowances deducted from assets
   to which they apply:
      For doubtful accounts                    1,270           51          -              874 (a)(b)          447

(a)  Write-off in connection with uncollectible account.
(b)  Recoveries.

                          EXHIBIT INDEX

            Document                                                        Page No.
            --------                                                        --------
 2.1        Agreement and Plan of Merger dated August 23, 1994 (the
            "Merger Agreement") among the Company, GRR, Inc. and GRR
            Acquisition Corporation (incorporated by reference to the
            Company's Annual Report on Form 10-K for the year ended
            October 2, 1994).

 2.2        First Amendment dated November 16, 1994 to Merger Agreement
            (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

 2.3        Termination Agreement dated January 13, 1995 to terminate the
            Merger Agreeement (incorporated by reference to the Company's
            Current Report on Form 8-K dated January 13, 1995).

 3.1        Restated Certificate of Incorporation of the Company
            (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

 3.2 Amended and Restated By-laws of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992).

10.01       Agreement between Michael P. O'Donnell and the Company dated
            April 21, 1992 (incorporated by reference to the Company's
            Annual Report on Form 10-K for the year ended September 27,
            1992).

10.02       Amended and Restated Credit Agreement (the "Credit
            Agreement"), dated as of October 8, 1993, among The Ground
            Round, Inc. and GR of Minn., Inc., as Borrowers, and The Bank of New York, as Agent, and the bank parties thereto
            (including certain exhibits) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
            October 3, 1993).

10.03       1992 Equity Incentive Plan (incorporated by reference to the
            Company's definitive Proxy Statement for its Annual Meeting of Shareholders held on March 10, 1992).

10.04 1994 Corporate Office Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 3, 1993).

10.05       Agreement between Michael P. O'Donnell and the Company dated
            July 26, 1994 (incorporated by reference to the Company's
            Annual Report on Form 10-K for the year ended October 2,
            1994).

10.06       Agreement between Peter J. Beaudrault and the Company dated
            July 26,

            1994 (incorporated by reference to the Company's Annual
            Report on Form 10-K for the year ended October 2, 1994).

10.07       Agreement between Michael R. Jorgensen and the Company dated
            July 26, 1994 (incorporated by reference to the Company's
            Annual Report on Form 10-K for the year ended October 2,
            1994).

10.08       Agreement between William C. Schoener and the Company dated
            July 26, 1994 (incorporated by reference to the Company's
            Annual Report on Form 10-K for the year ended October 2,
            1994).

10.09       Third Amendment, dated as of May 10, 1995, to the Credit
            Agreement (incorporated by reference to the Company's
            Quarterly Report on Form 10- Q for the Quarter ended April 2,
            1995).

10.10       Separation Agreement, dated as of April 3, 1995, between the
            Company and Michael P. O'Donnell (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995).

10.11       Employment Agreement, dated as of July 21, 1995, between the
            Company and Daniel R. Scoggin (incorporated by the Company's
            Quarterly Report on Form 10-Q for the quarter ended July 2,
            1995).

10.12       Amendment dated May 18, 1995 to Agreement between Michael R.
            Jorgensen and the Company dated July 26, 1994.*

10.13       Amendment dated May 18, 1995 to Agreement between William C.
            Schoener and the Company dated July 26, 1994.*

10.14       Amendment dated August 18, 1995 to Agreement between Michael R.
            Jorgensen and the Company dated July 26, 1994, and as amended on May
            18, 1995.*

10.15       Agreement between Robin L. Moroz and the Company dated August 18,
            1995.*

10.16 Amendment dated August 18, 1995 to Agreement between Robin L. Moroz and the Company dated August 18, 1995.*

10.17 Amendment dated August 18, 1995 to Employment Agreement, dated as of July 21, 1995, between the Company and Daniel R. Scoggin.*

10.18       Fourth Amendment, dated as of November 22, 1995, to the Credit
            Agreement.*

21 List of Subsidiaries (incorporated by reference to the Compny's Annual report on Form 10-K for the year ended
            October 2, 1994).

            * Asterisk (*) denotes that the Exhibit is filed herewith.