Form 10-Q
period 1995-12-31
GROUND ROUND RESTAURANTS INC
filed 1996-02-14
CIK 51467

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___ to ___



Commission File Number: 1-6192


                         GROUND ROUND RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

New York                                                              13-5637682
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

35 Braintree Hill Office Park, Braintree, Massachusetts 02184
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:  (617) 380-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Number of shares of Common Stock, $ .16 2/3 par value outstanding as of February 9, 1996: 11,173,421

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GROUND ROUND RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1995 AND OCTOBER 1, 1995
                (Dollars in thousands, except per share amounts)

                                                                          1996          1995
                                                                        ---------    ---------
                                                                      (Unaudited)
ASSETS:

CURRENT ASSETS:
   Cash and cash equivalents                                            $   2,388    $   2,425
   Receivables, net of allowances for uncollectible accounts
       of $835 and $797 at December 31, 1995 and
       October 1, 1995, respectively                                        1,378        1,147
   Income tax refunds receivable                                              359        1,541
   Inventories                                                              2,551        2,511
   Prepaid expenses and other current assets                                1,631        2,115
                                                                        ---------    ---------
       Total current assets                                                 8,307        9,739

Property and equipment:
   Land                                                                     9,902       10,240
   Buildings and leasehold improvements                                   119,377      119,749
   Machinery and equipment                                                 40,347       40,399
                                                                        ---------    ---------
                                                                          169,626      170,388
   Accumulated depreciation and amortization                               56,220       53,484
                                                                        ---------    ---------
   Property and equipment, net                                            113,406      116,904
Other assets                                                               18,451       18,713
                                                                        ---------    ---------
                                                                        $ 140,164    $ 145,356
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                     $   7,003    $   5,933
   Accrued expenses                                                        11,100       11,190
   Current portion of long-term debt and capital lease obligations          8,842        8,277
                                                                        ---------    ---------
       Total current liabilities                                           26,945       25,400

Long-term debt and capital lease obligations                               47,241       50,303
Deferred income taxes                                                         117        1,120
Other long-term liabilities                                                 9,196        8,849

STOCKHOLDERS' EQUITY:
Preferred Stock, undesignated, par value $100 per share;
   authorized 30,000 shares; none issued
Common Stock, par value $.16 2/3 per share:  authorized 35,000,000 shares at December 31, 1995 and October 1, 1995; issued 11,174,000
   at December 31, 1995 and October 1, 1995                                 1,862        1,862
Additional paid-in capital                                                 57,883       57,883
Accumulated deficit                                                        (3,080)         (61)
                                                                        ---------    ---------
   Total stockholders' equity                                              56,665       59,684
                                                                        $ 140,164    $ 145,356
                                                                        =========    =========

See notes to consolidated financial statements

                         GROUND ROUND RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                      13 Weeks Ended  13 Weeks Ended
                                                       December 31,      January 1,
                                                          1995             1995
                                                      --------------  --------------
REVENUE                                                 $ 54,725        $ 62,398
                                                        --------        --------
COSTS AND EXPENSES:
   Cost of products sold                                  50,223          52,061
   Selling, general and administrative                     4,056           4,509
   Depreciation and amortization                           3,213           3,665
   Interest expense, net                                   1,258           1,204
   Other expense                                                             780
                                                        --------        --------
                                                          58,750          62,219
                                                        --------        --------
Income (loss) before taxes                                (4,025)            179

Income taxes (benefit)                                    (1,006)             57
                                                        --------        --------
NET INCOME (LOSS)                                       $ (3,019)       $    122
                                                        ========        ========

Weighted average common shares outstanding                11,174          11,114


PER SHARE DATA:

Net income (loss) per common share                      $   (.27)       $    .01
                                                        ========        ========

See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             13 Weeks Ended   13 Weeks Ended
                                                              December 31,      January 1,
                                                                  1995             1995
                                                             --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                               $ (3,019)        $    122
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:

     Depreciation and amortization                                 3,315            3,746
     Deferred taxes                                               (1,003)              23
     Other, net                                                                        22
Change in operating assets and liabilities:
     Accounts receivable                                            (231)             168
     Income tax refunds receivable                                 1,182
     Inventories and prepaid expenses                                444             (605)
     Accounts payable and other liabilities                        1,694               38
                                                                --------         --------
       Net cash provided by operating activities                   2,382            3,514
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                  (495)          (4,413)
Proceeds from sales of property and equipment                        658            2,829
Deposits received                                                                     171
Sale of liquor license                                               125
Purchase of liquor license                                                            (16)
Pre-opening costs                                                                    (197)
                                                                --------         --------
     Net cash provided by (used in) investing activities             288           (1,626)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                 13,700
Payments of long-term borrowings                                  (2,497)         (15,625)
Payments of deferred debt costs                                     (210)             (14)
                                                                --------         --------
     Net cash used in financing activities                        (2,707)          (1,939)
                                                                --------         --------

NET DECREASE IN CASH                                                 (37)             (51)
Cash and cash equivalents at beginning of period                   2,425            1,457
                                                                --------         --------
Cash and cash equivalents at end of period                      $  2,388         $  1,406
                                                                ========         ========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR DECEMBER 31, 1995 AND JANUARY 1, 1995
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Ground Round Restaurants, Inc.'s (the "Company") financial position as of December 31, 1995 and the results of operations for the 13-week period ended December 31, 1995 and the 13-week period ended January 1, 1995. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 1, 1995.

     Certain items in specific captions in the accompanying consolidated financial statements have been reclassified for comparative purposes.

2.   COST OF PRODUCTS SOLD

     Cost of products sold comprises the following:

                                         13 Weeks Ended  13 Weeks Ended
                                          December 31,     January 1,
                                             1995            1995
                                         --------------  --------------
             Food and beverage costs        $18,809         $19,639
             Labor costs                     19,329          20,070
             Other costs                     12,085          12,352
                                            -------         -------
                                            $50,223         $52,061
                                            =======         =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company operated 147 and franchised 45 family-oriented, full service casual dining restaurants at December 31, 1995.

For the purposes of this discussion and analysis, the 13-week period ended December 31, 1995 and the 13-week period ended January 1, 1995 are referred to as the first quarter of 1996 and 1995, respectively.

COMPARATIVE RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 1996 AND 1995

The following table sets forth the percentages which the items in the Company's consolidated Statements of Operations bear to total revenue unless otherwise indicated:

                                                13 Weeks Ended     13 Weeks Ended
                                                 December 31,        January 1,
                                                    1995               1995
                                                --------------     --------------
     Restaurant revenue                              99.1%              99.1%
     Franchise revenue                                0.9                0.9
                                                   ------             ------
         Total revenue                              100.0              100.0

     Cost of products sold (1)                       92.6               84.2
     Selling, general and administrative              7.5                7.2
     Depreciation and amortization                    5.9                5.9
     Interest expense, net                            2.3                1.9
     Income (loss) before taxes                      (7.4)                .3
     Income taxes (benefit)                          (1.8)                .1
     Net income (loss)                               (5.6)%               .2%

     (1) As a percentage of Company-operated restaurant revenue.

RESTAURANT REVENUE. Restaurant revenue totalled $54.2 and $61.9 million for the first quarter of 1996 and 1995, respectively. Restaurant revenue is comprised of comparable restaurant revenue (revenue generated from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue for the first quarter decreased by 8.3% from $57.7 million in the first quarter of 1995 to $52.9 million in the first quarter of 1996, primarily due to decreased customer visits resulting from the reduced menu offered by the Company throughout fiscal 1995. In order to increase the number and frequency of guest visits, the Company determined to improve the quality and variety of its food offering. In December 1995, the Company introduced a newly designed menu featuring more than 150 offerings; however, due to the short time the new menu was available in Company restaurants during the first quarter of 1996, it had limited effect on revenues for that period.

Non-comparable restaurant revenue decreased by $2.8 million in the first quarter of 1996 as a result of the sale or closing of 11 restaurants during the last three quarters of fiscal 1995 and the closing of two restaurants during the first quarter of 1996. The first quarter of 1995 includes revenue from 16 restaurants which were closed or sold during the 1995 fiscal year and two restaurants which were closed in the first quarter of 1996.

FRANCHISE REVENUE. The Company's franchise base consisted of 45 restaurants in the first quarter of 1996 and 42 restaurants in the first quarter of 1995. The Company received no initial franchise fees during the first quarter of 1995 or 1996.

COST OF PRODUCTS SOLD. Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totalled 34.7% and 31.7% of Company-operated restaurant revenue in the first quarter of 1996 and 1995, respectively. Restaurant operating expenses were 57.9% and 52.5% of Company-operated restaurant revenue in the first quarter of 1996 and 1995, respectively.

Food and beverage costs as a percentage of revenue increased by 3.0% from the first quarter of 1995 to the first quarter of 1996, as the Company implemented a substantially re-designed menu during the first week of December 1995. The increase can be attributed to higher product costs associated with higher-priced menu items and increases in portions on various menu items. Product costs were also negatively impacted due to non-recurring training costs during the implementation.

Restaurant operating expenses as a percent of restaurant revenue increased 5.4% from the first quarter of 1995 to the first quarter of 1996 principally due to increases in labor costs of 3.2% associated with increased kitchen staffing during the implementation of the new menu, as the number of menu items increased from approximately 50 items to over 150 items, as well as an increase in management labor base pay in order to remain competitive within the industry. Other costs increased by 2.2%, mainly as a result of costs associated with the implementation of the new menu, and includes increases in menu design and printing costs, plateware and supplies costs. In addition, maintenance costs for snow plowing increased due to the heavy snow in the Northeast and Mid-Atlantic regions during the month of December. Most other costs have remained at constant dollar levels due to the fixed nature of certain costs associated with operating a restaurant. These increases were partially offset by a decrease in percentage (contingent) rent expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were 7.5% and 7.2% of total revenue in the first quarter of 1996 and 1995, respectively. Selling expenses, comprised of advertising, point of purchase materials, development and production costs, were .5% and 1.3% of total revenue in the first quarter of 1996 and 1995, respectively. The decrease in selling expense during the first quarter of 1996 was primarily due to the Company's suspension of radio advertising. The first quarter of 1995 included approximately $ .8 million of advertising and production costs for radio.

General and administrative costs, comprised of restaurant manager training expenses, regional overhead and corporate administrative costs were 7.0% and 5.9% of total revenue in the first quarter of 1996 and 1995, respectively. General and administrative costs have remained at a constant dollar level from 1995 to 1996, with increases in restaurant training costs during the first quarter of 1996 being offset by a decrease in a one-time expense taken as part of a new menu roll-out in the first quarter of 1995.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.9% of total revenue in both the first quarters of 1996 and 1995. The decrease in depreciation and amortization on a constant dollar basis was due mainly to the sale or closing of 18 restaurants during fiscal 1995 and the first quarter of 1996.

OTHER EXPENSE. The first quarter of 1995 reflects approximately $.8 million in expenses related to the termination of the Merger Agreement among The Company, GRR Acquisition Corp., and GRR, Inc., which the parties entered into on August 23, 1994 and which was terminated on January 13, 1995.

INTEREST EXPENSE. Interest expense increased from the first quarter of 1995 primarily as a result of higher interest rates. The Company's weighted average borrowing rates were 7.7% and 7.1% for the first quarter of 1996 and the first quarter of 1995, respectively.

INCOME TAXES. The Company's effective income tax rates were 25% and 32% during the first quarter of 1996 and the first quarter of 1995, respectively.

NET INCOME. As a result of the above, the Company reported a net loss of $3.0 million, or $ (.27) per share, in the first quarter of 1996, and net income of $.1 million, or $.01 per share, in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $18.6 million and $15.7 million as of December 31, 1995 and October 1, 1995, respectively.

Net cash provided by operating activities totalled $2.4 million in the first quarter of 1996, and $3.5 million in in the first quarter of 1995. The Company incurred capital expenditures totalling $.5 million for restaurant capital maintenance during the first quarter of 1996, and $4.4 million for restaurant capital maintenance, remodeling and new restaurant construction during the first quarter of 1995. Cash flow from operations plus proceeds from sales of locations of $.7 million funded 1996 capital expenditures and provided for the repayment of approximately $2.5 million in long-term borrowings. On December 31, 1995 and October 1, 1995, the Company's borrowings under its credit facilities with its banks (the "Credit Facility") were approximately $51.8 million and $54.1 million, respectively. Quarterly principal payments under the Credit Facility began in October 1995 and are scheduled through July 2000.

The Credit Facility obligates the Company to hedge its interest rate risk on approximately 50% of its total term borrowings. The Company has entered into interest rate cap agreements solely to hedge its interest rate risk as required by the Credit Facility. In 1995 and 1994, the Company entered into interest rate cap agreements under which the maximum base interest rate of its LIBOR-based payments would have been 12.0% and 7.0%, respectively. The interest rate cap agreements had an immaterial effect on the Company's interest expense during the first quarter of 1996 and the first quarter of 1995.

The Credit Facility contains certain restrictions on the conduct of the Company's business including a prohibition on the payment of dividends. In addition, the Company is required to comply with certain financial covenants relating to maintenance of net worth, debt leverage, earnings before interest, taxes, depreciation and amortization, and maintenance capital expenditures.

As a consequence of the first quarter results, the Company was not in compliance with the earnings before interest, taxes, depreciation and amortization covenant as contained in the Fourth Amendment of the Credit Facility, dated November 22, 1995. The Company has obtained a waiver with respect to such non-compliance as part of the Fifth Amendment to the Credit Facility, dated February 12, 1996, which also permits the Company to retain the proceeds from the sales of two restaurant locations until April 15, 1996. The Company has entered into discussions with its banks to restructure its Credit Facility. While Management believes its Credit Facility will be restructured in a manner that will be satisfactory to the Company and its banks, there can be no assurance in this regard.

The Company expects to incur approximately $3.4 million in capital expenditures during the 1996 fiscal year. Based upon the Company's present plans, Management believes that existing cash, cash flow from operations, and proceeds from the sale of restaurant locations will be sufficient to meet operating needs, fund anticipated capital expenditures and service debt requirements during fiscal 1996.

The effect of inflation has not been significant upon either the operations or financial condition of the Company.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On February 12, 1996 the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement. See the "Liquidity and Capital Resources" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None.

(b) No reports on Form 8-K were filed during the first quarter of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GROUND ROUND RESTAURANTS, INC.

Date: February 13, 1996               By: /s/ Michael R. Jorgensen
                                          ------------------------
                                          Michael R. Jorgensen
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          duly authorized