Form 10-Q
period 1996-03-31
GROUND ROUND RESTAURANTS INC
filed 1996-05-15
CIK 51467

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For Quarterly period ended March 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from     to
                                                          ---    ---


Commission File Number: 1-6192


                         GROUND ROUND RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               New York                                                            13-5637682
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

35 Braintree Hill Office Park, Braintree, Massachusetts 02184
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:  (617) 380-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Number of shares of Common Stock, $ .16 2/3 par value outstanding as of May 10, 1996: 11,173,421.

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GROUND ROUND RESTAURANTS, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                     AS OF MARCH 31, 1996 AND OCTOBER 1, 1995
                                 (Dollars in thousands, except per share amounts)

                                                                         1996             1995
                                                                         ----             ----
                                                                      (Unaudited)
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                            $  1,063       $  2,425
   Receivables, net of allowances for uncollectible
       accounts of $991 and $797 in 1996 and 1995, respectively            1,515          1,147
   Income tax refunds receivable                                                          1,541
   Inventories                                                             2,068          2,511
   Prepaid expenses and other current assets                               1,923          2,115
                                                                        --------       --------
       Total current assets                                                6,569          9,739

Property and equipment:
   Land                                                                    9,832         10,240
   Buildings and leasehold improvements                                  118,817        119,749
   Machinery and equipment                                                40,096         40,399
                                                                        --------       --------
                                                                         168,745        170,388
   Accumulated depreciation and amortization                              58,416         53,484
                                                                        --------       --------
   Property and equipment, net                                           110,329        116,904
Other assets                                                              18,073         18,713
                                                                        --------       --------

Total Assets                                                            $134,971       $145,356
                                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                     $  7,967       $  5,933
   Accrued expenses                                                       11,931         11,190
   Current portion of long-term debt and capital lease obligations         8,822          8,277
                                                                        --------       --------
       Total current liabilities                                          28,720         25,400

Long-term debt and capital lease obligations                              44,858         50,303
Deferred income taxes                                                                     1,120
Other long-term liabilities                                                8,275          8,849

STOCKHOLDERS' EQUITY:
Preferred Stock, undesignated, par value $100 per share;
   authorized 30,000 shares; none issued
Common Stock, par value $.16 2/3 per share:  authorized 35,000,000
   shares in 1996 and 1995; issued 11,174,000 in 1996 and 1995             1,862          1,862
Additional paid-in capital                                                57,883         57,883
Accumulated deficit                                                       (6,627)           (61)
                                                                        --------       --------
   Total stockholders' equity                                             53,118         59,684

Total Liabilities and Stockholders' Equity                              $134,971       $145,356
                                                                        ========       ========

See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Dollars in thousands, except per share amounts)
                                                    (Unaudited)


                                               13 WEEKS ENDED               26 WEEKS ENDED
                                            March 31,     April 2       March 31,    April 2,
                                              1996         1995           1996         1995
                                              ----         ----           ----         ----

REVENUE                                     $54,958       $56,937       $109,683     $119,335
                                            -------       -------       --------     --------
COSTS AND EXPENSES:
   Cost of products sold                     51,185        48,818        101,408      100,879
   Selling, general and administrative        4,227         4,175          8,283        8,684
   Depreciation and amortization              2,958         3,781          6,171        7,446
   Interest expense, net                      1,192         1,276          2,450        2,479
   Other expense                                125           849            125        1,629
                                            -------       -------       --------     --------
                                             59,687        58,899        118,437      121,117
                                            -------       -------       --------     --------

   Loss before taxes                         (4,729)       (1,962)        (8,754)      (1,782)

   Income tax benefit                        (1,183)         (628)        (2,189)        (570)
                                            -------       -------       --------     --------

NET LOSS                                    $(3,546)      $(1,334)      $ (6,565)    $ (1,212)
                                            =======       =======       ========     ========

Weighted average common shares
   outstanding                               11,173        11,114         11,173       11,114

PER SHARE DATA:

Net loss per common share                   $  (.32)      $  (.12)      $   (.59)    $   (.11)
                                            =======       =======       ========     ========






See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         26 Weeks Ended   26 Weeks ended
                                                         March 31, 1996   April 2, 1995
                                                         --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(6,565)      $ (1,212)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                          6,382          7,626
         Deferred taxes                                        (2,110)        (1,362)
         Other, net                                                               96
Change in operating assets and liabilities:
         Accounts receivable                                     (368)           122
         Income tax refunds receivable                          1,541
         Inventories and prepaid expenses                         913            642
         Accounts payable and other liabilities                 2,850           (709)
                                                              -------       --------
              Net cash provided by operating activities         2,643          5,203
                                                              -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                               (975)        (7,177)
Proceeds from sales of property and equipment                   1,793          3,524
Purchase of liquor license                                                       (16)
Sale of liquor licenses                                           293             84
Deposits received                                                                172
Pre-opening costs                                                               (302)
                                                              -------       --------
     Net cash provided by (used in) investing activities        1,111         (3,715)
                                                              -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                            30,200
Payments of long-term borrowings                               (4,900)       (32,136)
Proceeds from issuance of common stock                                           200
Payments of deferred debt costs                                  (216)            (7)
                                                              -------       --------
     Net cash used in financing activities                     (5,116)        (1,743)
                                                              -------       --------

NET DECREASE IN CASH                                           (1,362)          (255)
Cash and cash equivalents at beginning of period                2,425          1,457
                                                              -------       --------
Cash and cash equivalents at end of period                    $ 1,063       $  1,202
                                                              =======       ========




See notes to consolidated financial statements

                         GROUND ROUND RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIODS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of Management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Ground Round Restaurants, Inc.'s (the "Company") financial position as of March 31, 1996 and the results of operations for the 13-week and 26-week periods ended March 31, 1996 and April 2, 1995. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 1, 1995 and Form 10-Q for the quarterly period ended December 31, 1995.

     Certain items in specific captions in the accompanying Consolidated Financial Statements have been reclassified for comparative purposes.

2.   COST OF PRODUCTS SOLD

     Cost of products sold is comprised of the following:

                                       Three Months Ended                  Six Months Ended
                                   March 31,         April 2,          March 31,       April 2,
                                     1996              1995              1996            1995
                                     ----              ----              ----            ----

     Food and beverage costs        $19,360          $17,958           $ 38,169        $ 37,597
     Labor Costs                     19,364           18,945             38,693          39,015
     Other Costs                     12,461           11,915             24,546          24,267
                                    -------          -------           --------        --------
                                    $51,185          $48,818           $101,408        $100,879
                                    =======          =======           ========        ========


3.   LITIGATION

     The Company has been named in a number of separate claims brought by former employees alleging that the Company engaged in discriminatory practices including those based on age or sex. Plaintiffs bringing claims of employment discrimination, such as those being brought against the Company, generally are entitled to have their claims tried by a jury and such claims may result in punitive damage awards. Most of the proceedings against the Company are still in the discovery phase. Management believes that the discrimination claims against the Company are without merit and the Company is actively defending the claims. Management does not expect that the resolution of these matters will have a material adverse effect on the consolidated financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company operated 147 and franchised 44 family-oriented, full service casual dining restaurants at March 31, 1996.

For purposes of this discussion and analysis, the 26-week periods ended March 31, 1996 and April 2, 1995 are referred to as the first six months ended 1996 and 1995, respectively. The 13-week periods ended March 31, 1996 and April 2, 1995 are referred to as the second quarter of 1996 and 1995, respectively.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995.


The following table sets forth the percentages which the items in the Company's
Consolidated Statements of Operations bear to total revenue unless otherwise indicated:


                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                       March 31,       April 2,        March 31,     April 2,
                                         1996            1995            1996          1995
                                         ----            ----            ----          ----

Restaurant revenue                       99.3%           99.1%           99.2%         99.1%
Franchise revenue                          .7              .9              .8            .9
                                        -----           -----           -----         -----
     Total Revenue                      100.0           100.0           100.0         100.0

Cost of products sold (1)                93.8            86.5            93.2          85.3
Selling, general & administrative         7.7             7.3             7.6           7.3
Depreciation and amortization             5.4             6.6             5.6           6.2
Interest expense, net                     2.2             2.2             2.2           2.1
Other expense                              .2             1.5              .1           1.4
Loss before taxes                        (8.6)           (3.4)           (8.0)         (1.5)
Income tax benefit                       (2.1)           (1.1)           (2.0)          (.5)
Net loss                                 (6.5)%          (2.3)%          (6.0)%        (1.0)%


(1)  As a percentage of Company-operated restaurant revenue.


RESTAURANT REVENUE: Restaurant revenue totaled $54.6 million for the quarter and $108.8 million for the six months ended March 31, 1996, versus $56.4 million and $118.3 million for the second quarter and six months ended April 2, 1995. Restaurant revenue is comprised of comparable restaurant revenue (revenue generated from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue decreased 8.3% and .1% during the first and second quarters of fiscal 1996, respectively; comparable restaurant revenue declined 4.3% for the six months ended March 31, 1996. Management believes that the decline during the first quarter of fiscal 1996 was largely attributable to the menu introduced by the Company in November 1994, which reduced the number of menu items offered to approximately 50. In order to increase guest traffic, in December 1995, the Company introduced an expanded, newly designed menu featuring more than 150 items. Management believes that largely as a consequence of the new menu, comparable restaurant revenue increased over the respective prior periods during the months of February and March, after a decline in January as a result of severe winter weather in the markets where the Company operates.

Non-comparable restaurant revenue declined $1.8 million in the second quarter and decreased $4.8 million for the six months ended March 31, 1996, respectively, over the same periods ended April 2, 1995. The decline for the second quarter was the result of the sale or closing of 11 restaurants during the last nine months of fiscal 1995 and the sale or closing of six restaurants during the six months ended March 31, 1996, slightly offset by the opening of four new restaurants during the period. The decrease for the six months ended March 31, 1996 is attributable to the sale or closing of 16 restaurants during fiscal 1995 and the sale or closing of six restaurants during the six months ended March 31, 1996, slightly offset by the opening of four new restaurants during the period.

FRANCHISE REVENUE: The Company's franchise base consisted of 44 restaurants during the second quarter of 1996 and 1995. Net revenue from franchise restaurants (consisting of royalties and initial franchise fees) was approximately $352,000 for the second quarter and $805,000 for the six months ended March 31, 1996, respectively, versus approximately $447,000 and $931,000 for the second quarter and six months ended April 2, 1995, respectively. One initial franchise fee of $40,000 was recognized in the second quarter of 1995.

COST OF PRODUCTS SOLD: Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totaled 35.5% and 35.1% of Company-operated restaurant revenue in the second quarter and six months ended March 31, 1996, respectively, versus 31.8% for both the second quarter and six months ended April 2, 1995. Restaurant operating expenses were 58.3% and 58.1% of Company-operated restaurant revenue in the second quarter and six months ended March 31, 1996, respectively, versus 54.7% and 53.5% for the second quarter and six months ended April 2, 1995.

Food and beverage costs as a percentage of Company-operated restaurant revenue increased by 3.7% and 3.3% for the second quarter and six months ended March 31, 1996, respectively, as the Company implemented a substantially re-designed menu during the first week of December 1995. The increase can be attributed to higher product costs associated with new menu items, including increases in portion sizes on various menu items.

Restaurant operating expenses as a percentage of Company-operated restaurant revenue increased 3.4% and 4.8% for the second quarter and six months ended March 31, 1996, respectively. The increases have primarily resulted from increases in labor costs of 1.9% for the second quarter and 2.6% for the six months ended March 31, 1996. This increase was directly attributable to increased kitchen staffing during the implementation of the new menu, as the number of menu items increased from approximately 50 items to over 150 items. Moreover, increases in management labor base pay have been enacted in order to remain competitive within the industry. Other costs increased 1.7% for the second quarter and 2.0% for the six months ended March 31, 1996, mainly as a result of costs associated with the implementation of the new menu, including increases in menu design and printing, plateware and supplies. Most other costs remained at a constant dollar level due to the fixed nature of certain costs associated with operating a restaurant. These increases were partially offset by a decrease in percentage (contingent) rent expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were 7.7% and 7.6% of total revenue for the second quarter and six months ended March 31, 1996 as compared with 7.3% for the same periods in 1995. Selling expenses, comprised of advertising and development and production costs for point of purchase materials were .4% and .5% of total revenue in the second quarter and six months ended March 31, 1996, respectively, versus 1.2% and 1.3% for the second quarter and six months ended April 2, 1995. The decrease in selling expense is primarily due to the Company's suspension of radio and media-based advertising. Radio and media-based advertising totaled approximately $.6 million and $1.4 million during the second quarter ended and the six months ended April 2, 1995.

General and administrative costs, comprised of restaurant manager training expenses, regional overhead and corporate administrative costs were 7.2% and 7.0% of total revenue in the second quarter and six months ended March 31, 1996, respectively, versus 6.1% and 6.0% for the same periods in 1995. The increase represents additional training expenses incurred in order to properly staff the restaurants at the management level, coupled with the addition of three regional directors and two divisional vice presidents in order to reduce spans of control.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses were 5.4% and 5.6% of total revenue in the second quarter and six months ended March 31, 1996, respectively, versus 6.6% and 6.2% for the second quarter and six months ended April 2, 1995. The decrease is the direct result of the sale or closing of 16 restaurants during fiscal 1995 and six restaurants during the first six months of 1996.

OTHER EXPENSE: The second quarter and six months ended March 31, 1996 reflects a charge of $125,000 as a result of consulting expenses associated with the Company's bank restructuring (see "Liquidity and Capital Resources" section below). The second quarter of 1995 reflects $ .8 million in expenses related to the resignation of the Company's President, Chief Executive Officer and Chairman of the Board, and the six months ended April 2, 1995 also reflects $ .8 million in expenses related to the termination of the Merger Agreement among the Company, GRR Acquisition Corp. and GRR, Inc., which the parties entered into on August 23, 1994 and which was terminated on January 13, 1995.

INTEREST EXPENSE: Interest expense decreased by $84,000 and $29,000 for the second quarter and six months ended March 31, 1996 as a result of a reduction in total debt outstanding (see "Liquidity and Capital Resources" section below). The Company's weighted average borrowing rates were 7.9% for both the second quarter and six months ended March 31, 1996, versus 7.8% and 7.4% for the same periods in 1995, repectively.

INCOME TAXES: The Company's effective income tax rate was 25% and 32% in the second quarter and six months ended March 31, 1996 and April 2, 1995, respectively.

NET LOSS: As a result of the above, the Company reported a net loss of $3.5 million and $6.6 million, or $.32 per share and $.59 per share in the second quarter and the first six months ended March 31, 1996, respectively, compared to a net loss of $1.3 million and $1.2 million, or $.12 per share and $.11 per share in the second quarter and first six months ended April 2, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $22.2 million and $15.7 million as of March 31, 1996 and October 1, 1995, respectively.

Net cash provided by operating activities totaled $2.6 million in the first six months of 1996 as compared with $5.2 million in the first six months of 1995. The decrease is attributed to the Company's net loss of $6.6 million for the six months ended March 31, 1996 compared to the net loss of $1.2 million for the first six months ended April 2, 1995. The decrease was partially offset by the receipt of an income tax refund and by an increase in accounts payable as a result of a change in payment terms negotiated with the Company's vendors. The Company incurred capital expenditures totaling $975,000 for restaurant capital maintenance during the first six months of 1996, and $7.2 million for restaurant capital maintenance, remodeling and new restaurant construction during the first six months of 1995. Net cash provided by operations plus proceeds from sales of approximately $1.8 million funded 1996 capital expenditures and provided for the repayment of $4.9 million in borrowings under the Company's current credit facility with its banks (the "Credit Facility"). On March 31, 1996 and October 1, 1995, the Company's borrowings under its Credit Facility were $49.6 million and $54.1 million, respectively. The Company currently has fully utilized the revolving portion of its credit facility. Quarterly principal payments under the Credit Facility began in October 1995 and are scheduled through July 2000.

The Credit Facility obligates the Company to hedge its interest rate risk on approximately 50% of its total term borrowings. The Company has entered into interest rate cap agreements solely to hedge its interest rate risk as required by the Credit Facility. In 1996 and 1995, the Company entered into interest rate cap agreements under which the maximum base interest rate of its LIBOR-based payments would have been 12.0% and 7.0%, respectively. The interest rate cap agreements had an immaterial effect on the Company's interest expense during the first six months of 1996 and 1995.

The Credit Facility contains certain restrictions on the conduct of the Company's business including a prohibition on the payment of dividends. In addition, the Company is required to comply with certain financial covenants, including maintenance of minimum net worth and earnings before interest, taxes, depreciation and amortization, and limitations on capital expenditures.

As a consequence of the second quarter results, the Company was not in compliance with the net worth or the earnings before interest, taxes, depreciation and amortization covenants as contained in the Fifth Amendment of the Credit Facility, dated February 12, 1996. The Company has obtained a waiver with respect to such non-compliance as part of the Sixth Amendment to the Credit Facility (the "Sixth Amendment"), dated April 12, 1996. In addition to the waiver, the Sixth Amendment postpones a principal payment of $1.8 million, due April 15, 1996, until May 31, 1996, and accelerates payment of a previously deferred amendment fee totaling approximately $.2 million incurred by the Company in connection with the Fifth Amendment to the Credit Facility. The Company has entered into discussions with its banks to restructure its Credit Facility. While Management believes its Credit Facility will be restructured in a manner that will be satisfactory to the Company and its banks, there can be no assurance in this regard.

The Company expects to incur approximately $3.0 million in capital expenditures during fiscal 1996. Management believes that existing cash, net cash provided by operating activities, and proceeds from the sale of restaurant locations will be sufficient to meet operating needs, fund anticipated capital expenditures and service debt requirements, assuming that the Credit Facility is restructured, during fiscal 1996.

The effect of inflation has not been a factor upon either the operations or financial condition of the Company. The Company's business is not significantly seasonal in nature.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following nominees for the Board of Directors, each to be elected for the ensuing fiscal year and until his successor is elected and qualified, were elected at the Annual Meeting of Shareholders on January 23, 1996:

                                             FOR              WITHHELD
                                             ---              --------

           Daniel R. Scoggin              10,250,242            99,392
           John A. Mistreta                9,989,142           360,492
           Christian R. Guntner           10,234,742           114,892
           Joseph Schollenberger          10,004,092           345,542
           James R. Olson                 10,256,742            92,892
           Fred H. Beaumont, Jr.          10,234,142           115,492
           Allan D. Weingarten            10,243,242           106,392

           The proposal to approve the Amended and Restated 1989 Stock Option Plan so as to conform to the 1992 Equity Incentive Plan was approved at the Annual Meeting of Shareholders on January 23, 1996:

                                              FOR             WITHHELD
                                              ---             --------

                                           9,344,329           896,868

           No other matters were submitted to a vote of security holders.

ITEM 5.    OTHER INFORMATION

           On April 12, 1996, the Company entered into the Sixth Amendment to the Amended and Restated Credit Agreement. See the "Liquidity and Capital Resources" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits     Title
                  --------     -----

                  10.19        Fifth Amendment, dated as of February 12, 1996, to the Credit
                               Agreement.

                  10.20        Sixth Amendment, Waiver and Deferral, dated as of April 12,
                               1996, to the Credit Agreement.

                  10.21        Waiver, dated as of April 12, 1996, to the Credit Agreement.

           (b) No reports on Form 8-K were filed during the second quarter of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GROUND ROUND RESTAURANTS, INC.

Date:   May 14, 1996             By:    /s/ Michael R. Jorgensen
                                        ------------------------
                                        Michael R. Jorgensen
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                        duly authorized