Form 10-Q
period 1996-06-30
GROUND ROUND RESTAURANTS INC
filed 1996-08-14
CIK 51467

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     for the transition period from         to
                                    --------   ---------

Commission File Number: 1-6192

                         GROUND ROUND RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

New York                                                         13-5637682
(State or other jurisdiction of incorporation or organization)
         (I.R.S. Employer Identification No.)

35 Braintree Hill Office Park, Braintree, Massachusetts 02184
(Address of principal executive offices)              (zip code)

Registrant's telephone number, including area code:  (617) 380-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [    ]

Number of shares of Common Stock, $ .16 2/3 par value outstanding as of August 12, 1996: 11,173,421

                        PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GROUND ROUND RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1996 AND OCTOBER 1, 1995
                (Dollars in thousands, except per share amounts)

                                                                         1996          1995
                                                                         ----          ----
                                                                      (Unaudited)

ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                           $  1,814      $  2,425
   Receivables, net of allowances for uncollectible
       accounts of $1,059 and $797 in 1996 and 1995, respectively         1,375         1,147
   Income tax refunds receivable                                                        1,541
   Inventories                                                            2,061         2,511
   Prepaid expenses and other current assets                              1,591         2,115
                                                                       --------      --------
       Total current assets                                               6,841         9,739

Property and equipment:
   Land                                                                   9,832        10,240
   Buildings and leasehold improvements                                 118,093       119,749
   Machinery and equipment                                               39,970        40,399
                                                                       --------      --------
                                                                        167,895       170,388
   Accumulated depreciation and amortization                             60,619        53,484
                                                                       --------      --------
   Property and equipment, net                                          107,276       116,904
Other assets                                                             18,060        18,713
                                                                       --------      --------
Total Assets                                                           $132,177      $145,356
                                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                    $  7,545      $  5,933
   Accrued expenses                                                      13,087        11,190
   Current portion of long-term debt and capital lease obligations          813         8,277
                                                                       --------      --------
       Total current liabilities                                         21,445        25,400

Long-term debt and capital lease obligations                             52,445        50,303
Deferred income taxes                                                                   1,120
Other long-term liabilities                                               8,283         8,849

STOCKHOLDERS' EQUITY:
Preferred Stock, undesignated, par value $100 per share;
   authorized 30,000 shares; none issued
Common Stock, par value $.16 2/3 per share: authorized 35,000,000
   shares in 1996 and 1995; issued 11,174,000 in 1996 and 1995            1,862         1,862
Additional paid-in capital                                               57,883        57,883
Accumulated deficit                                                      (9,741)          (61)
                                                                       --------      --------
   Total stockholders' equity                                            50,004        59,684
                                                                       --------      --------

Total Liabilities and Stockholders' Equity                             $132,177      $145,356
                                                                       ========      ========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                              13 WEEKS ENDED            39 WEEKS ENDED
                                           June 30,       July 2,    June 30,        July 2,
                                             1996          1995        1996           1995
                                             ----          ----        ----           ----

REVENUE                                    $55,779      $56,145      $165,462      $175,480
                                           -------      -------      --------      --------

COSTS AND EXPENSES:
   Cost of products sold                    51,148       48,914       152,556       149,792
   Selling, general and administrative       4,336        3,412        12,619        12,099
   Depreciation and amortization             2,893        3,652         9,064        11,098
   Interest expense, net                     1,183        1,284         3,633         3,762
   Other (income) expense                      373          (32)          498         1,597
                                           -------      -------      --------      --------
                                            59,933       57,230       178,370       178,348
                                           -------      -------      --------      --------

   Loss before taxes                        (4,154)      (1,085)      (12,908)       (2,868)

   Income tax benefit                       (1,038)        (347)       (3,227)         (918)
                                           -------      -------      --------      --------

NET LOSS                                   $(3,116)     $  (738)     $ (9,681)     $ (1,950)
                                           =======      =======      ========      ========


Weighted average common shares              11,174       11,159        11,174        11,129
   outstanding

PER SHARE DATA:

Net loss per common  share                 $  (.28)     $  (.07)     $   (.87)     $   (.18)
                                           =======      =======      ========      ========



See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 39 Weeks Ended        39 Weeks Ended
                                                                  June 30, 1996         July 2, 1995
                                                                 --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(9,680)              (1,950)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                                9,378               11,370
     Deferred taxes                                                  (3,015)              (1,734)
         Other, net                                                                           96
Change in operating assets and liabilities:
         Accounts receivable                                           (228)                 397
         Income tax refunds receivable                                1,541
         Inventories and prepaid expenses                             1,280                   47
         Accounts payable and other liabilities                       4,039               (1,895)
                                                                    -------             --------
              Net cash provided by operating activities               3,315                6,331
                                                                    -------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                   (1,471)              (9,259)
Proceeds on sale of property & equipment                              3,034                4,053
Sale of liquor license                                                  293                  176
Deposits received                                                                            176
Pre-opening costs                                                                           (386)
                                                                    -------             --------
         Net cash provided by (used in) investing activities          1,856               (5,240)
                                                                    -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                        44,800
Payments of long-term borrowings                                     (5,322)             (46,033)
Proceeds from issuance of common stock                                                       216
Payments of deferred debt costs                                        (460)                (241)
                                                                    -------             --------
         Net cash used in financing activities                       (5,782)              (1,258)
                                                                    -------             --------

NET DECREASE IN CASH                                                   (611)                (167)
Cash and cash equivalents at beginning of period                      2,425                1,457
                                                                    -------             --------
Cash and cash equivalents at end of period                          $ 1,814             $  1,290
                                                                    =======             ========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE PERIODS ENDED JUNE 30, 1996 AND JULY 2, 1995
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Ground Round Restaurants, Inc.'s (the "Company") financial position as of June 30, 1996 and the results of operations for the 13-week and 39-week periods ended June 30, 1996 and July 2, 1995. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 1, 1995 and Form 10-Q for the quarterly period ended March 31, 1996.

     Certain items in specific captions in the accompanying consolidated financial statements have been reclassified for comparative purposes.

2.   COST OF PRODUCTS SOLD

     Cost of products sold comprises the following:

                                 Three Months Ended         Nine Months Ended
                                 June 30,    July 2,      June 30,      July 2,
                                   1996       1995          1996         1995
                                   ----       ----          ----         ----

     Food and beverage costs     $19,525    $18,164       $57,694      $ 55,760
     Labor Costs                  19,482     18,586        58,175        57,601
     Other Costs                  12,141     12,164        36,687        36,431
                                 -------    -------       -------     --------
                                 $51,148    $48,914       $52,556      $149,792
                                 =======    =======       =======      ========


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

4.   SUBSEQUENT EVENTS

     As of June 28, 1996, the Company agreed to sell up to 16 restaurants to Lone Star Steakhouse & Saloon, Inc. ("Purchaser") for up to $16 million in cash. Closing of the sale of the restaurants is subject to the satisfaction of certain conditions, including the issuance or regulatory approval of the assignment of liquor licenses to the Purchaser, obtaining of consent of lessors to the assignment of leases where required, the right of the Purchaser to renegotiate leases with the lessors with respect to seven restaurants, and the conveyance of good title to each restaurant by the Company. Any restaurant as to which the closing conditions cannot be timely satisfied may be rejected by the Purchaser, in which case the purchase price shall be reduced by a specified amount agreed by the parties; provided, however, in no event shall the Purchaser purchase less than eleven restaurants.

     The closing of the transaction shall occur five business days after the issuance of regulatory approval of the assignment of the liquor licenses to the Purchaser, but in no event later than November 30, 1996. In the event not all of the liquor licenses or regulatory approvals of the assignments is obtained prior to the scheduled closing date, the parties may close with respect to a minimum of eleven restaurants for which such closing conditions have been satisfied, with the closing on the balance of the restaurants within five business days after all closing conditions have been satisfied.

     On July 23, 1996, the Company announced that it had agreed to the terms of a restructured credit facility subject to entering into a definitive amended credit agreement. The restructured credit facility provides for continuation of the total amount of the credit facility available to the Company through May 31, 1997, subject to automatic extension to December 31, 1997 if the principal amount of the facility is reduced by $12 million prior to May 30, 1997. The restructured credit facility also permits the Company to retain $5 million out of the first $11 million in asset sale proceeds received by the Company subsequent to April 30, 1996.In addition, the restructured credit facility reschedules payment of a prior amendment fee to commence on September 1, 1996.

     Interest on the restructured facility is LIBOR plus 2.625% on the Company's LIBOR loans and Alternate Base Rate ("ABR") plus .75% on the Company's ABR-based loans.. The Company has agreed to a restructuring fee equal to 5% of the amount of the restructured facility, subject to reduction to 2.5% upon payment of approximately $12.5 million of the principal amount of the restructured facility prior to March 16, 1997. At the option of the banks, the amount of such restructuring fee, initially due on May 30, 1997, is convertible into common stock of the Company after May 1, 1997 at the price of $2.71 per share.

     Pursuant to the terms of the restructured credit facility, if the transaction with the Purchaser is consummated, the Company will use approximately 75% of the sale proceeds to reduce bank debt and retain the remainder for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company operated 146 and franchised 45 family-oriented, full service casual dining restaurants at June 30, 1996.

For purposes of this discussion and analysis, the 39-week periods ended June 30, 1996 and July 2, 1995 are referred to as the nine months ended 1996 and 1995, respectively. The 13-week periods ended June 30, 1996 and July 2, 1995 are referred to as the third quarter of 1996 and 1995, respectively.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995

The following table sets forth the percentages which the items in the Company's
Consolidated Statements of Operations bear to total revenue or restaurant revenue, as indicated:

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                       June 30,     July 2,    June 30,    July 2,
                                         1996        1995        1996       1995
                                         ----        ----        ----       ----
Restaurant revenue                       99.2%       98.8%       99.2%       99.0%
Franchise revenue                          .8         1.2          .8         1.0
                                        -----       -----       -----       -----
     Total Revenue                      100.0       100.0       100.0       100.0

Cost of products sold (1)                92.5        88.2        93.0        86.2
Selling, general & administrative         7.8         6.1         7.6         6.9
Depreciation and amortization             5.2         6.5         5.5         6.3
Interest expense, net                     2.1         2.3         2.2         2.1
Other (income) expense                     .7         (.1)         .3          .9
Loss before taxes                        (7.4)%      (1.9)%      (7.8)%      (1.6)%
Income tax benefit                       (1.9)        (.6)       (1.9)        (.5)
Net loss                                 (5.5)%      (1.3)%      (5.9)%      (1.1)%


(1)  As a percentage of restaurant revenue.


RESTAURANT REVENUE: Restaurant revenue totaled $55.3 million for the third quarter and $164.1 million for the nine months ended June 30, 1996, versus $55.5 million and $173.8 million for the third quarter and nine months ended July 2, 1995, respectively. Restaurant revenue is comprised of comparable restaurant revenue (revenue generated from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue increased 3.7% and decreased by 1.8% for the third quarter and nine months of 1996, respectively. Management believes that the decline in comparable store sales of 8.3% during the first quarter of fiscal 1996 was largely attributable to the menu introduced by the Company in November 1994, which reduced the number of menu items offered to approximately 50. In December 1995, the Company introduced an expanded, newly designed menu featuring more than 150 items. Management believes that largely as a consequence of the new menu, comparable restaurant revenue increased over the respective prior periods during the months of February, March and the third quarter of 1996, after a decline in January as a result of severe winter weather in markets where the Company operates.

Non-comparable restaurant revenue declined $2.1 million in the third quarter and decreased $6.8 million for the nine months ended June 30, 1996, respectively, over the same periods ended July 2, 1995. The decline for the third quarter was the result of the sale or closing of four restaurants during the last three months of fiscal 1995 and the sale or closing of six restaurants during the nine months ended June 30, 1996, offset by the opening of four new restaurants during fiscal 1995 which are currently classified as non-comparable. The decrease for the nine months ended June 30, 1996 is attributable to the sale or closing of 16 restaurants during fiscal 1995 and the sale or closing of six restaurants during the nine months ended June 30, 1996, offset by the opening of four new restaurants during fiscal 1995 which are currently classified as non-comparable.

FRANCHISE REVENUE: The Company's franchise base consisted of 45 restaurants during the third quarter of 1996 and 47 restaurants in the third quarter of 1995. Net revenue from franchise restaurants (consisting of royalties and initial franchise fees) was approximately $472,000 for the third quarter and $1,374,000 for the nine months ended June 30, 1996, respectively, versus approximately $663,000 and $1,690,000 for the third quarter and nine months ended July 2, 1995, respectively. One initial franchise fee of $10,000 was recognized in the third quarter and nine months ended June 30, 1996. Initial franchise fees totaling $115,000 and $150,000 were recognized in the third quarter and nine months ended July 2, 1995, respectively.

COST OF PRODUCTS SOLD: Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totaled 35.3% and 35.2% of Company-operated restaurant revenue in the third quarter and nine months ended June 30, 1996, respectively, versus 32.7% and 32.1% for the third quarter and nine months ended July 2, 1995, respectively. Restaurant operating expenses were 57.2% and 57.8% of Company-operated restaurant revenue in the third quarter and nine months ended June 30, 1996, respectively, versus 55.5% and 54.1% for the third quarter and nine months ended July 2, 1995.

Food and beverage costs as a percentage of Company-operated restaurant revenue increased by 2.6% and 3.1% for the third quarter and nine months ended June 30, 1996, respectively, as the Company implemented a substantially re-designed menu during the first week of December 1995. The increase can be attributed to higher product costs associated with new menu items, including increases in portion sizes on various menu items.

Restaurant operating expenses as a percentage of Company-operated restaurant revenue increased 1.7% and 3.7% for the third quarter and nine months ended June 30, 1996, respectively. The increases have primarily resulted from increases in labor costs of 1.7% for the third quarter and 2.4% for the nine months ended June 30, 1996. This increase was directly attributable to increased kitchen staffing during the implementation of the new menu, as the number of menu items increased from approximately 50 items to over 150 items. Moreover, increases in management labor base pay have been enacted in order to remain competitive within the industry. Other costs increased .1% for the third quarter and 1.3% for the nine months ended June 30, 1996, mainly as a result of costs associated with the implementation of the new menu, including increases in menu design and printing, plateware and supplies. These increases were partially offset by decreases in local promotion expenses and in percentage (contingent) rent expense. Most other costs remained at a constant dollar level due to the fixed nature of certain costs associated with operating a restaurant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were 7.8% and 7.6% of total revenue for the third quarter and nine months ended June 30, 1996 as compared with 6.1% and 6.9% for the same periods in 1995. Selling expenses, comprised of advertising and development and production costs for point of purchase materials were .5% and
 .6% of total revenue in the third quarter and nine months ended June 30, 1996, respectively, versus .4% and 1.0% for the third quarter and nine months ended July 2, 1995. The decrease in selling expense is primarily due to the Company's suspension of radio and media-based advertising. Radio and media-based advertising totaled approximately $1.7 million during the nine months ended July 2, 1995.

General and administrative costs, comprised of restaurant manager training expenses, regional overhead and corporate administrative costs were 7.5% and 7.3% of total revenue in the third quarter and nine months ended June 30, 1996, respectively, versus 5.7% and 5.9% for the same periods in 1995. The increase represents additional training expenses incurred in order to properly staff the restaurants at the management level, coupled with the addition of three regional directors and two divisional vice presidents in order to reduce spans of control (by reducing the number of locations that each regional director is responsible for).

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses were 5.2% and 5.5% of total revenue in the third quarter and nine months ended June 30, 1996, respectively, versus 6.5% and 6.3% for the third quarter and nine months ended July 2, 1995. The decrease is the direct result of the sale or closing of 16 restaurants during fiscal 1995 and six restaurants during the first nine months of 1996.

OTHER EXPENSE: The third quarter and nine months ended June 30, 1996 reflects charges of $374,000 and $499,000, respectively, as a result of consulting expenses incurred by the Company in connection with the Company's bank restructuring (see "Liquidity and Capital Resources" section below). The nine months ended July 2, 1995 reflects $.8 million in expenses related to the resignation of the Company's President, Chief Executive Officer and Chairman of the Board, and $.8 million in expenses related to the termination of the Merger Agreement among the Company, GRR Acquisition Corp. and GRR, Inc., which the parties entered into on August 23, 1994 and was terminated on January 13, 1995.

INTEREST EXPENSE: Interest expense decreased by $101,000 and $129,000 for the third quarter and nine months ended June 30, 1996 as a result of a reduction in total debt outstanding (see "Liquidity and Capital Resources" section below). The Company's weighted average borrowing rates were 8.1% and 8.0% for third quarter and nine months ended June 30, 1996, respectively, versus 8.1% and 7.6% for the same periods in 1995, respectively.

INCOME TAXES: The Company's effective income tax rates was 25% for the third quarter and nine months ended June 30, 1996 and 32% for the third quarter and nine months July 2, 1995.

NET LOSS: As a result of the above, the Company reported a net loss of $3.1 million and $9.7 million, or $.28 per share and $.87 per share in the third quarter and nine months ended June 30, 1996, respectively, compared to a net loss of $.7 million and $1.9 million, or $.07 per share and $.18 per share in the third quarter and nine months ended July 2, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A significant amount of the Company's restaurant sales are for cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $14.6 million and $15.7 million as of June 30, 1996 and October 1, 1995, respectively.

Net cash provided by operating activities totaled $3.3 million in the first nine months of 1996 as compared with $6.3 million in the first nine months of 1995. The decrease is attributed to the Company's net loss of $9.7 million for the nine months ended June 30, 1996 compared to the net loss of $1.9 million for the nine months ended July 2, 1995. The decrease was partially offset by the receipt of an income tax refund and by an increase in accounts payable as a result of obtaining more favorable payment terms negotiated with the Company's vendors. The Company incurred capital expenditures totaling $1.5 million for restaurant capital maintenance during the first nine months of 1996, and $9.3 million for restaurant capital maintenance, remodeling and new restaurant construction during the first nine months of 1995. Available cash, net cash provided by operations and proceeds from sales of restaurant locations of approximately $3.0 million funded 1996 capital expenditures and provided for the repayment of $5.3 million in borrowings under the Company's current credit facility with its banks (the "Credit Facility"). On June 30, 1996 and October 1, 1995, the Company's borrowings under its Credit Facility were $49.6 million and $54.1 million, respectively. The Company currently has fully utilized the revolving portion of its credit facility.

The credit facility obligates the Company to hedge its interest rate risk on approximately 50% of its total term borrowings. The Company has entered into interest rate cap agreements solely to hedge its interest rate risk as required by the credit facility. In 1996 and 1995, the Company entered into interest rate cap agreements under which the maximum base interest rate of its LIBOR-based payments would have been 12.0% and 7.0%, respectively. The interest rate cap agreements had an immaterial effect on the Company's interest expense during the first nine months of 1996 and 1995.

The credit facility contains certain restrictions on the conduct of the Company's business including a prohibition on the payment of dividends. In addition, the Company is required to comply with certain financial covenants, including maintenance of minimum net worth and earnings before interest, taxes, depreciation and amortization, and limitations on capital expenditures.

As of July 23, 1996, the Company announced that it had agreed to the terms of a restructured credit facility subject to entering into a definitive amended credit agreement. The restructured credit facility provides for continuation of the total amount of the credit facility available to the Company through May 31, 1997, subject to automatic extension to December 31, 1997 if the principal amount of the facility is reduced by $12 million prior to May 30, 1997. The restructured credit facility also permits the Company to retain $5 million out of the first $11 million in asset sale proceeds received by the Company subsequent to April 30, 1996. In addition, the restructured credit facility reschedules payment of a prior amendment fee to commence on September 1, 1996, and converts amount outstanding under the revolving portion of the credit facility to a term loan.

Interest on the restructured facility is LIBOR plus 2.625% on the Company's LIBOR loans and ABR plus .75% on the Company's ABR- based loans. The Company has agreed to a restructuring fee equal to 5% of the amount of the restructured facility, subject to reduction to 2.5% upon payment of approximately $12.5 million of the principal amount of the restructured facility prior to March 16, 1997. At the option of the banks, the amount of such restructuring fee, initially due on May 30, 1997, is convertible into common stock of the Company after May 1, 1997 at the price of $2.71 per share.

On June 28, 1996, the Company agreed to sell up to 16 restaurants to Lone Star Steakhouse & Saloon, Inc. ("Purchaser") for up to $16 million in cash (see Note 4, "Subsequent Events").

Pursuant to the terms of the restructured credit facility, if the transaction with the Purchaser is consummated, the Company will use approximately 75% of the sale proceeds to reduce bank debt and retain the remainder for general corporate purposes.

The Company expects to incur approximately $2.5 million in capital expenditures during fiscal 1996. Management believes that existing cash, net cash provided by operating activities, and proceeds from the sale of restaurant locations will be sufficient to meet operating needs, fund anticipated capital expenditures and service debt requirements, assuming that the Credit Facility is restructured, during fiscal 1996.

The effect of inflation has not been a factor upon either the operations or financial condition of the Company. The Company's business is not significantly seasonal in nature.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits  Title
       --------  -----

        10.22 Seventh Amendment, Waiver and Deferral, dated as of May 30, 1996, to the Credit Agreement.

        10.23 Eighth Amendment, Waiver and Deferral, dated as of June 27, 1996, to the Credit Agreement.

        10.24 Contract of Sale, dated as of June 28, 1996, between Lone Star Steakhouse & Saloon, Inc. and the Ground Round, Inc.

        10.25 Ninth Amendment and Deferral, dated as of July 29, 1996, to the Credit Agreement.

   (b) The Company filed a report on Form 8-K dated July 11, 1996 to report under Item 2, "Disposition of Assets", an agreement with Lone Star Steakhouse & Saloon, Inc. to sell up to 16 restaurants for up to $16 million in cash. The Company also filed under Item 5, "Other Events", an amended Credit Facility which deferred certain principal payments and a restructuring fee, and permitted the Company to retain a percentage of the proceeds from the sale of restaurants subject to the Company and its banks reaching final agreement on a definitive term sheet restructuring its Credit Facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GROUND ROUND RESTAURANTS, INC.

Date:   August 13, 1996               By: /s/ Michael R. Jorgensen
                                          ------------------------
                                          Michael R. Jorgensen
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          duly authorized