Form 10-K
period 1996-09-29
GROUND ROUND RESTAURANTS INC
filed 1996-12-24
CIK 51467

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Fiscal Year Ended September 29, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____ to ____

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

Registrant's telephone number, including area code: (617) 380-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each Exchange on which registered
-------------------                   -----------------------------------------
Common Stock, $.1667 par value                 NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On December 16, 1996 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.3 million, based upon the last reported sale price for a share of the Registrant's Common Stock on the NASDAQ National Market System.

The number of shares of Common Stock outstanding as of December 16, 1996 was 11,173,319.

                                                FORM 10-K INDEX

PART I ........................................................ ..........................................-1-
        Item 1. Business .................................................................................-1-
        Item 2. Properties ...............................................................................-7-
        Item 3. Legal Proceedings .......................................................................-11-
        Item 4. Submission of Matters to a Vote of Security Holders .....................................-11-

PART II .................................................................................................-12-

        Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters ................-12-
        Item 6. Selected Financial Data .................................................................-13-
        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ...-14-
        Item 8. Financial Statements and Supplementary Data  ............................................-19-
        Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....-19-

PART III ................................................................................................-20-
        Item 10. Directors and Executive Officers of the Registrant .....................................-20-
        Item 11. Executive Compensation .................................................................-20-
        Item 12. Security Ownership of Certain Beneficial Owners and Management .........................-20-
        Item 13. Certain Relationships and Related Transactions .........................................-20-

PART IV .................................................................................................-21-
        Item 14. Financial Statements, Exhibits, and Reports on Form 8-K ................................-21-

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

In this Form 10-K, the "Company" refers to Ground Round Restaurants, Inc., a New York corporation, and its consolidated subsidiaries, unless the context otherwise requires. The Company is a holding company which has principal subsidiaries that operate and franchise family-oriented, full-service, casual dining restaurants in 23 states in the Northeast, Mid-Atlantic and Midwest regions of the United States and franchises one restaurant in Canada. Ground Round restaurants offer a broad selection of high quality, moderately-priced menu items, including a choice of appetizers, entree salads, specialty sandwiches, the one-half pound THE GROUND ROUNDER[Registered Trademark] hamburger and entrees featuring seafood, baby back ribs, steak, chicken and pasta, as well as full liquor service (see "The Menu" below). As of September 29, 1996, the end of the Company's most recent fiscal year, there were 184 restaurants system-wide, 143 of which were Company-operated and 46 restaurants with franchise agreements (of which 41 are presently operating).

During fiscal year 1996 the Company experienced three significant events, including (i) the introduction of a new menu (ii) restructuring its credit facility; and (iii) contracting for the sale of restaurants.

The Menu. The Ground Round offers a broad selection of high quality food at moderate prices. A new menu was introduced in December 1995 with over 200 offerings. The Company determined that it was necessary to improve the quality and variety of its menu offerings from the menu introduced in 1994 that reduced the number of items from approximately 88 items to 50 items. The new menu was substantially redesigned to provide a variety of choices along the palate profile (i.e. mild vs. spicy, heavy vs. light) and contains many new offerings and selections which are perceived to be of higher quality and which reflect changes in guest preferences. The expanded menu offers something for everyone including, Mexican, Oriental, Tex-Mex, Italian, steak, ribs, hamburgers, soups and salads. In addition, the Company has designed a new Childrens menu with eight offerings and includes a drawing slate which the child can take home. All Ground Round restaurants serve alcoholic beverages, including a wide selection of imported, domestic and draft beers, wines and specialty drinks. In fiscal 1996, the average guest check in Company - operated restaurants was approximately $9.02 (including alcoholic beverages). Alcoholic beverages have accounted for approximately 20% of restaurant revenue during the last three years.

Description of the Credit Facility. On September 12, 1996 the Company restructured its existing credit facility by entering into the Amended and Restated Credit Agreement ("the Amended Credit Agreement"), among The Ground Round, Inc., GR of Minn., Inc. (collectively, the "Borrowers"), and Bank of America Illinois, NBD Bank, N.A., Credit Lyonnais New York Branch and The Bank of New York, as Agent, and The Chase Manhattan Bank, as Co-Agent (collectively, the "Lenders") which, among other things, provided for (i) continuation of the Company's credit facility in the amount of $53,175,163.51, including a term loan in the aggregate principal outstanding amount of $48,484,745.09,
(ii) a final maturity of such obligations on May 31, 1997, subject to automatic extension to December 31, 1997 if $12 million of the principal amount of such credit facility is prepaid prior to May 31, 1997, and (iii) the Company to retain approximately $2.8 million out of the first approximately $13.8 million in proceeds from the sale of certain assets subsequent to April 30, 1996.

Interest on the restructured facility will be payable at LIBOR plus 2.625 % on the Company' LIBOR loans and Alternate Base Rate ("ABR") plus .75 % on the Company's ABR based loans. In connection with the Amended Credit Agreement, the Company agreed to pay a restructuring fee equal to 5 % of the amount of the restructured facility subject to reduction to 2.5% upon payment of approximately $10.4 million of the principal amount of the restructured facility prior to March 16, 1997, which obligations are evidenced by a series of Convertible Notes. As of the date hereof, the Company has paid $10.4 million of the outstanding principal balance thereby reducing the amount of the restructuring fee to $1.3 million. At the option of the Lenders, the Convertible Notes evidencing the amount of such restructuring fee, which is due on May 31, 1997, are convertible into an aggregate of approximately 480,000 shares of the Company's Common Stock after May 1, 1997 at a price of approximately $2.71 per share. See "Convertible Notes" below.

The Amended Credit Agreement contains certain restrictions on the conduct of business of the Company and its subsidiaries including restrictions on (i) opening or operating any new restaurant location, other than franchises, (ii) creating liens on the Borrower's properties or assets (iii) incurring debt, and
(iv) with respect to The Ground Round, Inc., on declaring or paying dividends up to the Company. In addition, the Company is required to comply with certain financial covenants. The Company is required to maintain, among other things,
(i) a cumulative net income before interest, taxes, depreciation and amortization ("EBITDA") and consolidated net worth of the Company for each monthly period through December 1997, in an amount specified in the Amended Credit Agreement. The obligations under the Amended Credit Agreement are secured by substantially all real and leased property and all personal property of the Company.

The Amended Credit Agreement also provides that upon delivery by JUSI Holdings, Inc. ("JUSI"), a subsidiary of U.S. Industries, Inc. ("USI"), to the Lenders of an aggregate of 100,000 shares of the Company's Common Stock, it shall no longer constitute an event of default under the Amended Credit Agreement if USI and its affiliates (i) cease to be the legal and beneficial owners of at least 25% of the outstanding shares of capital stock of the Company, or (ii) shall fail to have two nominees serving on the Company's board of directors while USI owns 20% or more of the capital stock of the Company, and one nominee serving on the Company's board of directors so long as USI owns 10% or more but less than 20% of the outstanding capital stock of the Company (the events listed in clauses
(i) and (ii) being hereinafter referred to as the "Prohibited Actions"). On October 1, 1996, JUSI transferred 100,000 shares of Common Stock to the Lenders, whereupon the Prohibited Actions ceased to constitute events of default under the Amended Credit Agreement.

Convertible Notes. In connection with the execution of the Amended Credit Agreement, the Company and each of the Borrowers executed a series of Convertible Notes dated September 12, 1996, whereby the Borrowers promised to pay to the Lenders the aggregate sum of approximately $2.7 million which has been reduced by $1.4 million. Subject to the right of the holder of the Convertible Note to convert amounts owing thereunder to Common Stock, the Convertible Note is due and payable as follows: (i) if the holder has issued a demand for payment on or prior to May 31, 1997, on May 31, 1997 or (ii) if the holder has not issued a demand for payment on or prior to May 31,1997, on thirty days prior written demand provided the holder has not otherwise exercised its rights of conversion; provided, that if demand for payment has not been issued by the holder on or prior to November 30, 1997 and the holder has not otherwise exercised its right of conversion, the Convertible Note shall be due and payable on December 31, 1997.

Lenders Registration Rights. In connection with the execution of the Amended Credit Agreement, the Company entered into a Registration Rights Agreement with the Lenders (the "Lenders Registration Rights Agreement"), granting the Lenders certain demand and "piggy-back" registration rights with respect to both the shares of Common Stock issuable upon exercise by the Lenders of their conversion rights pursuant to the Convertible Notes (the "Conversion Shares") and the 100,000 shares of Common Stock delivered by JUSI to the Lenders. The Company agreed that it shall bear all expenses in connection with the preparation of a registration statement filed in connection therewith, excluding certain travel costs and counsel fees and any underwriting discounts or commissions attributable to the sale of such securities. The Company and the Lenders also agreed to indemnify each other for certain liabilities that may arise in connection with any such registration statement.

Amendment No. 1 to Amended Credit Agreement. On October 31, 1996, the Company and the Lenders entered into Amendment No. 1 to the Amended Credit Agreement pursuant to which the Amended Credit Agreement was amended to more accurately reflect the net worth and EBITDA covenants with respect to the Company's remaining restaurants after the sale of nine restaurants pursuant to the Contract of Sale (as described below).

Amendment No. 2 to Amended Credit Agreement. On December 5, 1996, the Company and the Lenders entered into Amendment No. 2 to the Amended Credit Agreement to accurately reflect the net worth and EBITDA covenants after the sale of one more restaurant being sold pursuant to the Modification of Contract (as described below) at year end.

Sale of Restaurants. On October 11, 1996, The Ground Round, Inc. ("GRI"), a wholly owned subsidiary of the Company, completed the sale to Lone Star Steakhouse and Saloon, Inc. ("Lone Star") of nine restaurants (the "Restaurants") for an aggregate purchase price of approximately $9.9 million dollars in cash pursuant to the terms of a Contract of Sale (the "Contract of Sale") dated June 28, 1996 between GRI and Lone Star. The Company applied substantially all of such proceeds to reduce outstanding indebtedness under its credit facility.

Pursuant to the Contract of Sale, Lone Star had agreed to purchase up to 16 restaurants for an aggregate purchase price of $16 million dollars in cash. Pursuant to a modification to the Contract of Sale ("Modification of Contract") dated October 11, 1996, GRI and Lone Star agreed that, in addition to the nine restaurants purchased at the closing, Lone Star would purchase up to four more of the original 16 restaurants described in the Contract of Sale no later than January 6, 1997 subject to the satisfaction of certain conditions as of December 1996. Of the four remaining restaurants, Lone Star has purchased two more for $1.5 million in cash in November and December 1996, elected not to purchase one and one purchase is pending for January 1997.

THE RESTAURANTS

The Company's restaurants are divided into four divisions, comprised of 24 geographic regions, managed by a Senior Vice President of Operations and four Division Vice Presidents. Each region has a Regional Director who typically oversees between four and eight Company-operated restaurants and one to five franchised restaurants. The day-to-day operation of each restaurant, including personnel management, food procurement, inventory control, guest relations and local marketing, is the responsibility of a General Manager who reports to the appropriate Regional Director.

Ground Round restaurants are located primarily in the Northeast, Mid-Atlantic and Midwest regions of the United States. Most restaurants are in free-standing buildings along commercial roadways with high traffic counts. Many of the restaurants are located near a retail shopping area or in major shopping malls.

Ground Round restaurants average approximately 5,600 square feet and 210 seats. Each restaurant typically has two distinct dining areas: a main dining room for families with children, and a smaller dining and bar area for adults. The family dining room averages approximately 2,800 square feet in size and has approximately 140 seats. The adult dining room, which includes a bar and lounge, generally averages 1,400 square feet with 70 seats. The exterior of the restaurants feature a green and yellow striped backlit awning, illuminated signage and attractive landscaping. The design of Ground Round restaurants is flexible and can be adapted to local architectural styles and varying floor plans.

The Company periodically evaluates the prospects of existing Company-operated restaurants and will, from time to time, sell or close individual restaurants. Consistent with the Company's policy to review its base of restaurants for potential sales and impairments, on August 11, 1996 a committee of the Company's Board of Directors approved the closure of ten underperforming restaurants in 1997. Accordingly, the Company recorded a fourth quarter charge of $3.1 million due to the reduction in the net carrying value of the 10 restaurants. (See Footnote K to Financial Statements for further explanation).

RESTAURANT OPERATIONS

Hours of Operation. All Ground Round restaurants are open seven days a week, for lunch and dinner, with typical operating hours of 11:30 a.m. to midnight. In most locations, dinner accounts for approximately 60% of sales, with lunch and late night dining accounting for the remaining 40% of sales. Ground Round restaurants are operated in accordance with the Company's uniform operating standards and specifications, which are applied on a system-wide basis. These standards and specifications relate, among other things, to the quality, preparation and selection of menu items, furnishing and equipment, maintenance and cleanliness of restaurant premises and employee service and attire. The Company stresses efficient and courteous service. During Fiscal 1996, management has focused its efforts towards enhancing techniques aimed to improve guest services and control food and labor costs. Some of these techniques involve labor scheduling, ideal vs. actual food costs and maintaining a set number of tables per server. The Company intends to continue its efforts and techniques towards these ends during Fiscal 1997.

Purchasing. The Company's purchasing department coordinates purchases of most food products and most non-alcoholic beverages used in both Company-operated and franchised restaurants. The nature of the Company's standing purchase order arrangements with its suppliers enables it to anticipate and better control its food costs. The Company purchases beef (other than ground beef), chicken and fish under forward purchase contracts generally having a term of one year, which are designed to assure the availability of specific products at a constant price throughout the year. In addition, the Company negotiated favorable payment terms with its major vendors in 1996. The Company has a coordinated purchasing system, which offers the same prices to both Company-operated and franchised restaurants. All franchisees are required to purchase food, equipment and smallwares from suppliers approved by the Company. This enables the Company to assure that the items sold in all Ground Round restaurants meet the Company's standards and specifications for uniform quality. Although not required to do so, virtually all franchisees purchase through the Company's purchasing department to capitalize on the strength of the Company's purchasing power. Beer, alcoholic beverages, produce and certain dairy products are purchased by restaurant general managers on a local basis.

Training. The Company emphasizes the training of both new and existing employees. Training is an integral part of both Company-operated and franchised new restaurant openings. A specialized training team works on-site to implement an extensive training program for each hourly employee in a new restaurant prior to and for several weeks after its opening. In addition, the Company maintains a system-wide training program to achieve standardization of food preparation and operational procedures and efficient and courteous service.

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

Marketing. In 1996 the Company was focused on enhancing its image through increased training and staffing at the restaurant level, and improving and modifying menu selections. The Company now principally employs in-store, point of purchase materials such as banners, posters and buttons as marketing tools. Historically, the Company's marketing strategy was to use media-based advertising focused on discounts. The Company did use radio advertising for selected markets in the first two quarters of 1995, but this marketing strategy was proven ineffective.

Restaurant managers are encouraged to create and implement marketing strategies on a local level to build sales and generate guest traffic and to become involved in community programs in order to strengthen their restaurant's ties to its community. These community programs include activities with area schools and youth organizations and participation in local events.

FRANCHISING

As of September 29, 1996, the Company had 46 restaurants with franchise agreements (of which 41 are presently operating), the majority of which were located in the same geographic regions as, or in close proximity to, Company-operated restaurants. During fiscal 1996, the average annual comparable sales by the Company's franchised restaurants were $1.8 million. The Company's franchise program enables the Company to expand its brand-name recognition and derive additional revenue without substantial investment. It is management's plan to increase the franchise base in the years 1997 and 1998. During 1996, the Company added two franchised restaurants, which were formerly Company-operated restaurants. Two franchised restaurants were closed during 1996.

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

Supervision of franchisees is the primary responsibility of the Director of Franchise Operations and the respective Regional Directors. The Company provides the franchisees with ongoing support and assistance in the operations of their restaurants and makes periodic visits to consult with franchisees and assure that franchisees are complying with the terms of the franchise agreement. In addition, from time to time, the Company performs audits to verify the proper calculation of royalty payments from franchisees and ensure compliance with the franchise agreements.

All franchised restaurants are required, pursuant to their respective franchise agreements, to serve Ground Round menu items. More than half of the franchisees have adopted the new Company menu. In addition, all franchisees are required to purchase food, equipment and smallwares from suppliers approved by the Company. This enables the Company to assure that the items sold in all Ground Round restaurants meet the Company's standards and specifications for uniform quality. Although not required to do so, virtually all franchisees purchase through the Company's purchasing department to capitalize on the strength of the Company's purchasing power.

The current Ground Round franchise agreement has an initial term of 20 years. Among other obligations, the agreements require franchisees to pay an initial franchise fee of $40,000 for the first restaurant and $35,000 for subsequent restaurants and a continuing royalty of 3 1/2% of monthly gross sales. The current franchise agreement also requires franchisees to spend 2 1/2% of monthly gross sales on advertising, 1 1/2 % of which must be spent locally and 1% of which is paid to the Company for creative and promotional development. The franchise agreements related to six of the 46 restaurants with franchise agreements (of which 41 are presently operating), will expire in the next five years but give the franchisees the right to renew their agreements, subject to certain conditions. There currently are no territorial exclusivity provisions that limit the Company's ability to expand in any market.

EMPLOYEES

As of September 29, 1996, the Company had approximately 7,900 employees, approximately 4,400 of whom were part-time employees. Approximately 7,300 of these employees were employed in non-management restaurant positions, approximately 500 were involved in restaurant management or training programs and 75 were corporate employees. The typical restaurant has approximately 60 employees. Company employees are not unionized, and the Company considers its employee relations to be good. The Company and its franchisees can encounter substantial competition in their efforts to attract interested and qualified managerial and hourly employees.

COMPETITION

The restaurant business generally, and the full-service, casual dining segment in particular, is highly competitive and management expects this will continue. Management has created a new menu, developed new methods of operation and will continue to recruit qualified restaurant managers in an effort to alleviate the effect of such competition. Management believes that Ground Round's new menu distinguishes its restaurants from other casual dining restaurants. Competitors of Ground Round include restaurants operated by large national and regional chains having substantially greater financial and marketing resources and name recognition than Ground Round, as well as numerous local independent restaurants.

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

Ground Round restaurants are subject to state and local licensing and regulations with respect to the sale and service of alcoholic beverages. Typically, alcoholic beverage licenses must be renewed annually and may be revoked or suspended for cause. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and the handling, storage and dispensing of alcoholic beverages. The Company has not encountered material problems relating to alcoholic beverage licenses to date, but the failure of a restaurant to obtain or retain a liquor license would adversely affect the restaurant's operations.

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

The Company is subject to federal and state laws, rules and regulations governing the offer and sale of franchises. Most states have enacted laws that require detailed disclosure in the offer and sale of franchises and/or the registration of the franchisor with state administrative agencies. The Company also is subject to Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises. Certain states have enacted, and others may enact, legislation governing certain aspects of the franchise relationship. The law applicable to franchise sales and relationships is rapidly evolving, and the Company is unable to predict the effect on its franchising program of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to franchisors. Such decisions and regulations often have limited the manner in which franchisors enforce certain provisions of franchise agreements and alter or terminate franchise agreements. The scope of the Company's business, and the complexity of franchise regulation, may create regulatory compliance issues from time to time. The Company does not believe that such problems would be material to the operation of its business.

TRADEMARKS

The Company has registered the name THE GROUND ROUND[Registered Trademark] and its logo with the United States Patent and Trademark Office. In addition, the Company currently holds other federal trademarks, including but not limited. to, THE GROUND ROUNDER[Registered Trademark]; CINNAMON DIPPERS[Registered Trademark] and SLIDER[Registered Trademark] sundae. Pending trademark applications are FOCACCIA BURGER[Trademark]; TRIPLE CHIPS[Trademark]; and THAT REALLY BIG PRETZEL[Trademark]. There can be no assurance that the Company will be granted trademarks on any or all of such trademarks.

ITEM 2. PROPERTIES

As of September 29, 1996, the Company operated 143 of the 184 Ground Round restaurants. At 24 locations (including one closed location), both the real estate and structure are owned by the Company in fee. At 102 locations, both the real estate and structure are leased. At the remaining 18 locations, the land is leased and the structure is owned. Lease terms run from 10 to 30 years, with most of the leases providing for an option to renew for at least one additional term of five years. Within the next five years, 66 of the Company's leases will be up for renewal. Under most leases, rent is calculated as a percentage of gross revenues, subject to a minimum annual rent. Generally, the leases are net leases which require the Company to pay the cost of insurance, taxes and maintenance on the leased property. The Company owned properties and certain leased properties are subject to security interests.

The Company's headquarters are located in a modern office park in Braintree, Massachusetts, where the Company leases approximately 22,000 square feet. The lease expires in 2002. The Company believes this space is adequate for its present and projected needs for at least the next five years.

COMPANY-OPERATED RESTAURANT LOCATIONS

The following table sets forth the location of the 143 Company-operated restaurants as of September 29, 1996. The real estate and/or the structure of all locations are leased except for those locations indicated by "*", which are owned by the Company in fee. An "**" denotes a new restaurant added during fiscal 1996, and "***" denotes sale of restaurants to Lone Star through December
15, 1996:

CONNECTICUT                     Salem                           Albany-Central                Erie***
  Enfield                       Saugus***                       Bayshore                      Greensburg
  Groton                        Springfield                     Fayetteville                  Hazelton
  Manchester                    Stoneham                        Garden City                   Johnstown
  Plainville                    Stoughton                       Kingston                      Monroeville
  Rocky Hill                    W. Springfield                  Latham                        Montgomeryville
  Waterbury                     Taunton                         Liverpool-Clay                Philadelphia***
                                Walpole                         Liverpool-Salina*             Pittsburgh - Mt. Lebanon
DELAWARE                        Waltham**                       Middletown                    Reading*
  Wilmington                                                    Nanuet*                       Scranton
                              MICHIGAN                          New Hartford                  Springfield
ILLINOIS                        Jackson                         Newburgh                      West Chester
  Bloomington                   Kalamazoo*                      Niagara Falls                 West Mifflin
  Decatur*/***                  Livonia                         Northport                     Wexford
  Rockford                      Royal Oak                       Port Jefferson                Whitehall*
  Springfield                                                   Poughkeepsie***
                              MINNESOTA                         Rochester-Gates*            RHODE ISLAND
INDIANA                         Brooklyn Center                 Rochester-Greece***           Johnston
  Greenwood                     Burnsville                      Rochester-Henrietta*/***      Warwick
                                Coon Rapids*                    Rochester-Marketplace
IOWA                            Crystal*                        Roslyn                      VIRGINIA
  Davenport                     Duluth                          Schenectady-State             Winchester
  Des Moines                    Fridley                         Schenectady-Mohawk
  Dubuque*                      Mankato                         Utica                       WISCONSIN
  Iowa City                     Richfield                       Vestal*                       Glendale
  Waterloo*                     Roseville                                                     Greenfield
                                St. Cloud                     OHIO                            Janesville*
KENTUCKY                        St. Paul                        Akron-Romig                   Racine
  Florence                      West St. Paul                   Akron-Tallmadge               Wauwatosa*
                                                                Cincinnati-Colerain*          West Allis
MARYLAND                      MISSOURI                          Cincinnati-Beechmont
  Baltimore                     Bridgeton*                      Columbus-Phillipi
  Bel Air***                    St. Joseph                      Elyria
  Frederick                     St. Louis                       Kent
  Hagerstown                    St. Peters                      Kettering
  Waldorf                                                       Lima
                              NEW HAMPSHIRE                     Macedonia
MASSACHUSETTS                   Manchester                      Mentor***
  Allston                                                       Miamisburg
  Andover                     NEW JERSEY                        North Olmsted
  Boston                        Deptford                        Parma*
  Braintree                     Ewing Township*                 Parma Heights
  Brighton                      Gloucester*                     Solon
  Cambridge                     Hackensack                      Strongsville
  Danvers*/***                  Hasbrouck Heights               Toledo
  Framingham                    Maple Shade*                    Willowick
  Natick                        Voorhees***
  North Dartmouth                                             PENNSYLVANIA
  Norwell                     NEW YORK                          Camp Hill*
  Norwood                       Albany-Colonie                  Corapolis

Franchised Restaurant Locations

The following table sets forth the location of the 41 operating franchise restaurants as of September 29, 1996. An * denotes a new restaurant added during fiscal 1996:

CONNECTICUT                   MICHIGAN                        NEW YORK                      SOUTH DAKOTA
  Branford                      Dearborn Hts.                   Commack                       Sioux Falls
  Danbury                       Grand Rapids                    Plattsburgh
  Glastonbury                                                   Rensselaer                  VERMONT
                              MINNESOTA                         Sayville                      So. Burlington
DELAWARE                        North St. Paul                  Yonkers*
  Newark*                                                                                   VIRGINIA
                              NEW HAMPSHIRE                   NORTH DAKOTA                    Danville
INDIANA                         Nashua                          Bismarck                      Lynchburg
  Richmond                                                      Fargo                         Roanoke
                              NEW JERSEY                        Grand Forks
MAINE                           Bordentown                      Minot                       CANADA
  Auburn                        Egg Harbor                                                    Niagara Falls
  Augusta                       Lawrenceville                 OHIO
  Bangor                        Toms River                      Boardman
  So. Portland                                                  Warren

MARYLAND                                                      RHODE ISLAND
  Annapolis                                                     Pawtucket

MASSACHUSETTS
  Chelmsford
  Hadley
  Lanesboro
  Needham
  Shrewsbury

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

The Company has been named in a number of separate claims brought by former employees alleging that the Company engaged in discriminatory practices, including those based on age or sex. Plaintiffs maintaining claims of employment discrimination, such as those being brought against the Company, generally are entitled to have their claims tried by a jury and such claims may result in punitive damage awards. Most of the proceedings against the Company are still in the discovery phase and management believes that the discrimination claims against the Company are without merit and the Company is actively defending the claims. Management does not expect that the resolution of these matters will have a material adverse effect on the consolidated results of operation, cash flows or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol "GRXR." Prior to June 24, 1993, shares of the Company's Common
Stock were traded on the American Stock Exchange. The following table sets forth for the fiscal quarters indicated, the reported high and low closing sales prices of the Company's Common Stock during the fiscal year ended September 29, 1996 and October 1, 1995, respectively.

                                             1996                1995
                                        --------------     ---------------
                                         High     Low       High      Low
                                        -----    -----     -----     -----

            1st Fiscal Quarter          $3.69    $2.56     $8.63     $6.00
            2nd Fiscal Quarter           3.88     2.56      7.13      5.00
            3rd Fiscal Quarter           5.06     2.81      5.50      2.75
            4th Fiscal Quarter           3.13     2.06      6.56      3.13

As of November 30, 1996, the approximate number of holders of record of shares of the Company's Common Stock was 844.

The Company has not paid a cash dividend on the Common Stock since its public offering in September 1991. The Company intends to retain future earnings for use in the operation of its restaurants and, accordingly, does not intend to pay cash dividends in the foreseeable future. In addition, the terms of the Company's current credit agreement effectively prohibit the Company from declaring or paying cash dividends while borrowings are outstanding pursuant to this agreement.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains certain selected consolidated financial data for each of the past five fiscal years. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                              52 WEEKS         52 WEEKS      52 WEEKS     53 WEEKS    52 WEEKS
ENDED                                                           ENDED           ENDED         ENDED         ENDED       ENDED
                                                            SEPTEMBER 29,     OCTOBER 1,    OCTOBER 2,   OCTOBER 3,  SEPTEMBER 27,
                                                                1996             1995          1994          1993       1992
                                                            -------------     ----------    ----------   ----------  -------------
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue .................................................     $218,833         $230,406      $243,971     $232,556     $226,466
Operating income (loss) from
  operations ............................................      (22,506)          (2,659)       13,277       11,866       12,090
Interest expense from
  operations, net .......................................        4,815            4,957         4,091        4,031        4,598
Income (loss) before income taxes .......................      (27,321)          (7,616)        9,186        7,835        7,492
Income taxes (benefit) ..................................       (4,374)          (1,906)        2,940        2,507        2,846
                                                              --------         --------      --------     --------     --------
Income (loss):
  Total .................................................      (22,947)(1)       (5,710)        6,246        5,328        4,646
  Per share .............................................        (2.05)            (.51)          .56          .48          .42

Weighted average common shares outstanding ..............       11,174           11,151        11,109       11,086       11,064

OPERATING DATA:
Systemwide sales:
  Company-operated ......................................     $216,977         $228,235      $241,777     $230,017     $224,048
  Franchised ............................................       68,888           71,817        72,726       71,876       72,692
                                                              --------         --------      --------     --------     --------
Total systemwide sales ..................................      285,865          300,052       314,503      301,893      296,740
Average annual systemwide sales per
restaurant ..............................................        1,513            1,523         1,534        1,438        1,455

Number of restaurants (at period end):
  Company-operated ......................................          143              151           164          166          160
  Franchised ............................................           46               46            41           44           44
                                                              --------         --------      --------     --------     --------
  Total restaurants .....................................          189              197           205          210          204

BALANCE SHEET DATA:
  Total assets ..........................................     $121,238         $145,356      $156,772     $151,813     $137,780
  Long-term debt, including current maturities ..........       51,446           58,580        58,770       60,305       51,965
  Stockholders' equity ..................................       36,737           59,684        65,036       58,637       53,219

(1) The Company recorded a charge of $8.9 million resulting from the adoption of Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the decision to dispose of certain restaurants:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following discussion and analysis examines the Company's operations which comprise the Ground Round restaurant chain, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. As of September 29, 1996, the Company operated 143 and franchised 41 family-oriented, full service, casual dining restaurants.

For purposes of this discussion and analysis, the 52 week year ended September 29, 1996, the 52 week year ended October 1, 1995 and the 52 week year ended October 2, 1994, are referred to as 1996, 1995, and 1994, respectively.

RESULTS OF OPERATIONS

The following table sets forth the percentages which the items in the Company's
Consolidated Statements of Operations bear to total revenue unless otherwise indicated:

                                                52 Weeks Ended      52 Weeks Ended      52 Weeks Ended
                                                 September 29,        October 1,          October 2,
                                                     1996                1995                1994
                                                --------------      --------------      --------------

Revenue:
      Restaurant revenue                             99.2%                99.1%               99.1%
      Franchise revenue                                .8                   .9                  .9
                                                    -----                -----               -----
         Total Revenue                              100.0                100.0               100.0

Costs and Expenses:
    Cost of products sold (1)                        92.7                 88.0                83.9
    Selling, general and administrative               7.6                  6.9                 6.3
    Depreciation and amortization                     5.4                  6.4                 5.5
    Interest expense                                  2.2                  2.2                 1.7
    Impairment of long-lived assets                   4.1
    Other (income) expense                            1.3                   .7                 (.4)

Income (loss) before income taxes                   (12.5)                (3.3)                3.8
Income taxes (benefit)                               (2.0)                 (.8)                1.2
                                                    -----                -----               -----
Net income (loss)                                   (10.5)%               (2.5)%               2.6%



(1) As a percentage of Company-operated restaurant revenue.

RESTAURANT REVENUE. Restaurant revenue totaled $217.0, $228.2 and $241.8 million for fiscal 1996, 1995 and 1994, respectively. Restaurant revenue is comprised of comparable restaurant revenue (revenue from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue, comprised of revenue from restaurants open during all of 1996 and 1995, decreased in 1996 by 0.9% to $206.4 million for the comparable 1995 52-week period. Comparable restaurant revenue in 1995 decreased by 5.3% for the comparable 1994 52-week period. Management believes that improved comparable sales in 1996 vs. 1995, as compared to 1995 vs. 1994, was the result of the new menu introduced in December 1995 with over 200 offerings. As the Company improved menu execution and service, the comparable sales continued to increase as demonstrated in the fourth quarter. Comparable restaurant revenue increased by 1.5% in the fourth quarter of 1996 as compared to the fourth quarter of 1995. Sales levels in 1995 vs. 1994 were primarily impacted by increased competition within the casual dining sector coupled with a change in consumer spending as a result of declining discretionary income. Management believes the intensity of competition will continue. (See
"Business - Competition").

The average guest check was approximately $9.02, $8.21 and $8.12 in 1996, 1995 and 1994 respectively. Although the Company's guest count has declined in 1996 vs. 1995, the increase in guest check is a result of evolving menu mix with higher priced menu items, as well as continued de-emphasized discounting in 1996, 1995 and 1994. Sales of alcoholic beverages (excluding soda) were approximately 19%, 20% and 21% of revenue in 1996, 1995 and 1994, respectively.

Non-comparable restaurant revenue, consisting of those restaurants not in operation during all of both comparable years, decreased to $10.6 million in 1996 from $20.0 million in 1995. The decrease in 1996 is attributable to the sale or closing of 16 restaurants during fiscal 1995 and the sale or closing of nine restaurants during 1996, offset by the opening of four new restaurants during fiscal 1995 which are currently classified as non-comparable. In 1995, the increase in non-comparable restaurant revenue to $19.4 million from $6.7 million in 1994 was attributable to the full year operation of nine new restaurants added in 1994, offset by the sale or closing of 15 locations during 1995.

FRANCHISE REVENUE. The Company's franchise base consisted of 46 restaurants with franchise agreements (of which 41 are presently operating), 42 and 41 in 1996, 1995 and 1994, respectively. During 1996, the Company added two franchised restaurants, which were formerly company-operated restaurants and closed three franchise restaurants. During 1995, the Company added six franchised restaurants, consisting of two new franchised restaurants and four formerly Company-operated existing restaurants which were acquired by franchisees. One franchised restaurant was closed during 1995. During 1994, two new franchised restaurants were added, while five franchised restaurants were closed. Revenue from franchised restaurants (consisting of royalties and franchise fees) were $1.9 million, $2.2 million and $2.5 million in 1996, 1995 and 1994, respectively.

COST OF PRODUCTS SOLD. Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totaled 35.1%, 32.4% and 31.8% of Company-operated restaurant revenue in 1996, 1995 and 1994, respectively. Restaurant operating expenses were 57.6%, 55.7% and 52.1% of Company-operated restaurant revenue, respectively, in 1996, 1995 and 1994.

Food and beverage costs as a percentage of Company-operated restaurant revenue increased by 2.7% as compared to 1995 as the Company implemented a substantially re-designed menu during the first week of December, 1995. The increase can be primarily attributed to higher product costs associated with new menu items, including increases in portion sizes, the costs associated with proper food preparation and restaurant managers ability to predict guests preference on new menu items. The increase in food and beverage costs of .6% from 1994 to 1995 was attributable to increased lettuce costs during the third quarter of 1995 along with the implementation of a summer menu in the fourth quarter of 1995. The decrease in food and beverage costs in 1994 was attributable to lower food product costs offset by an increase in beverage costs due to the increased cost of beer.

Restaurant operating expenses as a percentage of Company-operated restaurant revenue increased by 1.9% in 1996 from 1995. The increases have primarily resulted from increases in labor costs of 1.1% directly attributable to increased kitchen staffing during implementation of the new menu and increased front of the house staff to improve guest service. Other costs have increased by
 .8% in 1996 as compared to 1995 mainly as a result costs associated with the implementation of the new menu, including increases in printing, plateware, supplies and repairs. These increases were partially offset by decreases in local promotion expenses and in percentage rent expense. Most other costs remained at a constant dollar level due to the fixed nature of certain costs associated with operating a restaurant. Restaurant operating expenses as a percentage of Company-operated restaurant revenue increased 3.6% in 1995 from 1994 primarily due to a $.9 million increase in hourly labor costs associated with the roll-out of the Company's summer menu and an increase in front-of-the-house staff to improve guest service. Other costs have remained at relatively constant dollar levels, due to the fixed nature of costs associated with operating a restaurant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were 7.6%, 6.9% and 6.3% of total revenue in 1996, 1995 and 1994, respectively. Selling expenses, comprised of advertising and point of purchase materials, development and production costs, were .6%, .9% and .5% of total revenue for 1996, 1995 and 1994, respectively. Selling expenses decreased in 1996 by .3% of total revenue from 1995 due to the Company's decision not to use radio advertising. Selling expenses increased in 1995 by .4% of total revenue from 1994, primarily due to an increase in radio advertising during the first two quarters of 1995.

General and administrative costs, comprised of restaurant manager training, regional overhead, and corporate administrative costs, were 7.0%, 6.0% and 5.8% of total revenue in 1996, 1995 and 1994, respectively. The increase in general and administrative costs of 1.0% in 1996 as compared to 1995 represents additional training expenses incurred in order to properly staff the restaurants at the management level, coupled with the addition of three Regional Directors and Two Divisional Vice Presidents in order to reduce span of control (by reducing the number of locations that each regional director is responsible for). General and administrative costs have remained relatively constant in dollars in 1995 as compared to 1994 with the exception of an increase in litigation expense of $.3 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.4%, 6.4% and 5.5% of total revenue in 1996, 1995 and 1994, respectively. Depreciation and amortization expenses decreased by 1.0% in 1996 as compared to 1995 due to the sale or closing of 16 restaurants in 1995 and nine restaurants during 1996. Depreciation and amortization expenses increased by .9% in 1995 as compared to 1994 primarily due to the remodeling of 120 restaurants since 1992 and an increase in pre-opening expenses.

IMPAIRMENT OF LONG-LIVED ASSETS. During 1996 the Company recorded a fourth quarter charge of $8.9 million consisting of a $5.8 million reduction in the net carrying value of certain restaurants and other restaurant related long-lived assets that were determined to be impaired under the Statement of Financial Accounting Standards No. 121 and a $3.1 million reduction in the net carrying value of certain restaurants and related equipment to be disposed of in fiscal 1997. (See Footnote K in Financial Statements for further explanation).

OTHER (INCOME) AND EXPENSE. Other (income) and expenses were $2.9 million, $1.6 million and $(1.0) million in 1996, 1995 and 1994, respectively. During 1996, the Company recognized $2.8 million in expenses in connection with the restructuring of an Amended and Restated Credit Agreement dated September 12, 1996. Fiscal 1995 reflects $0.8 million in expenses related to the termination of the Merger Agreement among the Company, GRR Acquisition Corp. and GRR, Inc., which the parties entered into on August 23, 1994 and which was terminated on January 13, 1995. In addition, 1995 also reflects $0.8 million in expenses related to the resignation of the Company's former Chairman of the Board, President, and Chief Executive Officer. During 1994, the Company completed a sale of one location for approximately $2.0 million and realized a pretax gain of approximately $1.5 million. This gain was partially offset by the write-off of $.6 million in expenses associated with a proposed public offering of convertible subordinated debentures which the Company withdrew due to market conditions.

INTEREST EXPENSE. Interest expenses were 2.2%, 2.2% and 1.7% of total revenue in 1996, 1995 and 1994, respectively. Interest expense increased in 1995 due to the increase in the average interest rate under the Company's credit facility to 7.7% in 1995 from 6.5% in 1994.

INCOME TAXES. The Company's effective income tax rates were 16%, 25% and 32% in 1996, 1995 and 1994, respectively. The reduction in the 1996 and 1995 effective tax rate was primarily due to the generation of additional targeted jobs tax credits, FICA credits and the net operating loss that did not provide a benefit for the current year. In addition, the settlement of an Internal Revenue Service audit for the years 1986 through 1989 impacted the 1995 rate.

NET INCOME (LOSS). As a result of the foregoing, the Company reported a net loss of $(22.9) million in fiscal 1996, compared to a net loss of $(5.7) million in 1995 and net income of $6.2 million in 1994. The net loss was $(2.05) per share in 1996, $(.51) per share in 1995, compared to net income of $.56 per share for 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

A significant amount of the Company's restaurant revenues are tendered in cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $13.2 million and $15.7 million as of September 29, 1996 and October 1, 1995, respectively.

Net cash provided by operating activities totaled $3.7 million in 1996 as compared with $6.7 million in 1995. The decrease is attributed to the Company's net loss of $22.9 million for 1996 compared to the net loss of $5.7 million for 1995. The decrease was partially offset by the receipt of an income tax refund and by an increase in accounts payable as a result of obtaining more favorable payment terms negotiated with the Company's vendors. The Company incurred capital expenditures totaling $1.8 million for restaurant capital maintenance during 1996, and $9.7 million for restaurant capital maintenance, remodeling and new restaurant construction during 1995. Available cash, net cash provided by operations and proceeds from sales of restaurant locations of approximately $5.1 million funded 1996 capital expenditures and provided for the repayment of $7.1 million in borrowings under the Company's current credit facility with its banks. On September 29, 1996 and October 1, 1995, the Company's borrowings under its credit facility were $48.4 million and $54.1 million, respectively, there are no material unused amounts of credit.

On September 12, 1996 the Company and its lenders restructured its existing credit facility by entering into the Amended and Restated Credit Agreement ("Amended Credit Agreement") which consolidated the then existing Tranche A revolving loan, Tranche A Term Loans and Tranche B Term Loans into a single term loan in the aggregate principle amount of approximately $48,485,000. The interest rate is calculated at LIBOR plus 2.625% on the Company's LIBOR loans and alternate base rate ("ABR") plus .75% on the Company ABR based loans. The loan is scheduled to mature on May 31, 1997, subject to an automatic extension to December 31, 1997 if the principal amount of the loan is reduced by $10.8 million prior to May 31, 1997. Through November 15, 1996 the Company reduced its outstanding debt balance by $10.4 million. The Amended Credit Agreement contains financial covenants, including minimum levels of net worth and certain required measures of profitability. The Company is required to make accelerated principal payments based upon excess cash flows from operations, the sale of certain assets and the offering proceeds from the sale of stock of the Company. Provisions of the Amended Credit Agreement restricting the payment of dividends would prevent the Company from paying dividends over the term of the Amended Credit Agreement.

In consideration of the banks entering into the Amended Credit Agreement, the Company agreed to pay a maximum fee of $2.7 million to the lenders evidenced by Convertible Notes. This fee is subject to reduction to $1.3 million if the outstanding debt balance is reduced by $10.4 million before May 31, 1997. Through November 15, 1996 the Company reduced its outstanding debt balance by $10.4 million, and accordingly has accrued the $1.3 million fee, included as a component of other expense in the consolidated statement of operations at September 29, 1996. The holder of each Convertible Note has the right to convert the principal amount thereof into common stock of the Company, after May 1, 1997 at the price of approximately $2.71 per share.

During 1996, the Company entered into two interest rate cap agreements in the aggregate of $25,000,000 expiring during fiscal 1997, in accordance with the terms of the Amended Credit Agreement, for interest rate protection. The fixed interest rate on these contracts at September 29, 1996 ranged from 8% to 10%. During 1995, the Company entered into two interest rate cap agreements in the aggregate of $30,000,000 that expired during fiscal 1996. The fixed interest rate on these contracts at October 1, 1995 was 12%. During 1994, the Company entered into two interest rate cap agreements in the aggregate of $15,000,000 that expired during fiscal 1995. The fixed interest rate on these contracts at October 2, 1994 ranged from 5.5% to 7%. The interest rate differential is recognized as an adjustment to interest expense. The amount included in the financial statements for outstanding debt approximates fair value.

The Company expects to incur approximately $2.7 million in capital expenditures during fiscal 1997. Management believes that existing cash, net cash provided by operating activities, and proceeds from the sale of restaurant locations, already transacted, will be sufficient to meet operating needs, fund anticipated capital expenditures and service debt requirements, assuming that the Amended Credit Agreement is restructured, during fiscal 1998. There can be no assurance that the Company will be able to restructure the Amended Credit Agreement or obtain alternative financing.

The effect of inflation has not been a factor upon either the operations or the financial condition of the Company. The Company's business is not significantly seasonal in nature.

Forward-Looking Information

Statements contained in this Form 10-K that are not historical facts, including, but not limited to, statements found in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to operate existing restaurants profitably, changes in local, regional and national economic conditions, especially economic conditions in the areas in which the Company's restaurants are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, employee benefits and similar costs, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this item is set forth on pages F-1 through F-17 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information called for pursuant to this Part III, items 10, 11, 12 and 13, is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended September 29, 1996.

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

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K.

(a)      FINANCIAL STATEMENTS

         Report of Ernst & Young LLP, Independent Auditors.

         Consolidated Balance Sheets - September 29, 1996 and October 1, 1995.

         Consolidated Statements of Operations - Years Ended September 29, 1996, October 1, 1995 and October 2, 1994.

         Consolidated Statements of Stockholders' Equity - Years Ended September 29, 1996, October 1, 1995 and October 2, 1994.

         Consolidated Statements of Cash Flows - Years Ended September 29, 1996, October 1, 1995 and October 2, 1994.

         Notes to Consolidated Financial Statements - Years Ended September 29, 1996, October 1, 1995 and October 2, 1994.

         FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying Accounts

(b)      EXHIBITS

                                  EXHIBIT INDEX
                                  -------------


                  Document
                  --------

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

3.2               Amended and Restated By-laws of the Company
                  (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29,
                  1992).

10.1 Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of October 8, 1993, among The Ground Round, Inc. and GR of Minn., Inc., as Borrowers, and The Bank of New York, as Agent, and the bank parties thereto (including certain exhibits) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 3,
                  1993).

10.2 1992 Equity Incentive Plan (incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders held March 10, 1992).

10.3 Third Amendment, dated as of May 10, 1995, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 2, 1995).

10.4 Employment Agreement, dated as of July 21, 1995, between the Company and Daniel R. Scoggin (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995).

10.5              Amendment dated May 18, 1995 to Agreement between William C.
                  Schoener and the Company dated July 26, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 1, 1995.

10.6 Agreement between Robin L. Moroz and the Company dated August 18, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 1, 1995).

10.7              Amendment dated August 18, 1995 to Agreement between Robin L.
                  Moroz and the Company dated August 18, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 1, 1995).

10.8 Amendment dated August 18, 1995 to Employment Agreement, dated as of July 21, 1995, between the Company and Daniel
                  R. Scoggin (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 1,
                  1995).

10.9 Fourth Amendment, dated as of November 22, 1995, to the Credit Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 1, 1995).

10.10 Amended and Restated 1989 Stock Option Plan (incorporated by reference to the Company's Proxy Statement relating to its Special Meeting of Shareholders held on January 23,
                  1996).

10.11 Fifth Amendment, dated as of February 12, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1996).

10.12 Sixth Amendment, Waiver and Deferral, dated as of April 12, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.13 Waiver, dated as of April 12, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.14 Seventh Amendment, Waiver and Deferral, dated as of May 30, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.15 Eighth Amendment, Waiver and Deferral, dated as of June 27, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.16 Ninth Amendment and Deferral, dated as of July 29, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.17 Amended and Restated Credit Agreement (the "Amended Credit Agreement"), dated as of September 12, 1996 among The Ground Round, Inc., and GR of Minn., Inc., and the Lenders named therein, and The Bank of New York, as Agent, and The Chase Manhattan Bank, as Co-Agent (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.18 Form of Term Note payable to the Lenders dated September 12, 1996 (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.19 Form of Convertible Note payable to the Lenders dated September 12, 1996 (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.20 Registration Rights Agreement, dated as of September 12, 1996, between the Company, The Bank of New York, The Chase Manhattan Bank, Bank of America Illinois, NBD Bank, N.A., and Credit Lyonnais New York Branch (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.21 Amendment, dated as of September 12, 1996, to the Stockholder Agreement dated as of August 1, 1991 among JUSI Holdings Inc. and the Company (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.22 Contract of Sale dated June 28, 1996 between The Ground Round, Inc. and Lone Star Steakhouse and Saloon, Inc. (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.23 Letter Agreement dated October 11, 1996 to Amended Credit Agreement (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.24* Amendment No. 1, dated October 31, 1996, to the Amended and Restated Credit Agreement.

10.25* Amendment No. 2, dated December 5, 1996, to the Amended and Restated Credit Agreement.

10.26* Employment Agreement, dated as of September 1, 1996, between the Company and Stephen J. Kiel.

10.27*            1996 Corporate Office Incentive Plan.

21 List of Subsidiaries (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

99*               Financial Data Schedule.

*                 Asterisk (*) denotes that the Exhibit is filed herewith.

(c)      REPORTS ON FORM 8-K

         The only report on Form 8-K filed by the Company during the fiscal year ended September 29, 1996 was the following:

         Date of Report             Items Reported
         --------------             --------------

         June 28, 1996              The Company announced an agreement with
                                    Lone Star Steakhouse & Saloon, Inc. to sell up to 16 restaurants for up to $16 million in cash. The Company also announced an Amended Credit Facility which deferred certain principal payments and a restructuring fee, and permitted the Company to retain a percentage of the proceeds from the sale of restaurants subject to certain conditions.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of December, 1996.

                                    GROUND ROUND RESTAURANTS, INC.
                                    (Registrant)

                                    By: /s/ Stephen J. Kiel
                                        ----------------------------------------
                                        Stephen J. Kiel
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                      DATE
---------                            -----                                      ----

/s/ Daniel R. Scoggin                Chairman of the Board, President,          December       1996
------------------------------       and Chief Executive Officer
Daniel R. Scoggin

/s/ Stephen J. Kiel                  Senior Vice President, Chief Financial     December 24th, 1996
------------------------------       Officer and Treasurer
Stephen J. Kiel                      (Principal Financial and
                                     Accounting Officer)


/s/ Christian R. Guntner             Director                                   December       1996
------------------------------
Christian R. Guntner

/s/ John A. Mistretta                Director                                   December       1996
------------------------------
John A. Mistretta

/s/ James. R. Olson                  Director                                   December       1996
------------------------------
James R. Olson

/s/ Joseph Schollenberger            Director                                   December       1996
------------------------------
Joseph Schollenberger

/s/ Fred H. Beamont, Jr.             Director                                   December       1996
------------------------------
Fred H. Beamont, Jr.

/s/ Allan D. Weingarten              Director                                   December       1996
------------------------------
Allan D. Weingarten

                         REPORT OF INDEPENDENT AUDITORS



To the Shareholders and Board of Directors
Ground Round Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Ground Round Restaurants, Inc. as of September 29, 1996 and October 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ground Round Restaurants, Inc. at September 29, 1996 and October 1, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note K to the consolidated financial statements, in fiscal year 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."


                                              ERNST & YOUNG LLP

Boston, Massachusetts
November 22, 1996

                         GROUND ROUND RESTAURANTS, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                    AS OF SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                  (Dollars in thousands, except per share amounts)

                                                                                  1996              1995
                                                                                --------          --------
ASSETS:

Current assets:
  Cash and cash equivalents                                                     $  1,775          $  2,425
  Receivables, net of allowances for doubtful
  accounts of $1,123 in 1996 and $797 in 1995                                      1,299             1,147
  Income tax refunds receivable                                                    2,550             1,541
  Inventories                                                                      2,056             2,511
  Prepaid expenses and other current assets                                        1,471             2,115
  Assets held for sale                                                            12,806
                                                                                --------          --------
      Total current assets                                                        21,957             9,739

Property and equipment:
  Land                                                                             7,042            10,240
  Buildings and leasehold improvements                                            97,235           119,749
  Machinery and equipment                                                         33,441            40,399
                                                                                --------          --------
                                                                                 137,718           170,388
  Accumulated depreciation and amortization                                       53,154            53,484
                                                                                --------          --------
  Property and equipment, net                                                     84,564           116,904
Other assets                                                                      14,717            18,713
                                                                                --------          --------
                                                                                $121,238          $145,356
                                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                              $  8,630          $  5,933
  Accrued expenses                                                                15,002            11,190
  Current portion of long-term debt and capital lease obligations                 11,499             8,277
                                                                                --------          --------
      Total current liabilities                                                   35,131            25,400

Long-term debt and capital lease obligations                                      39,947            50,303
Deferred income taxes                                                                                1,120
Other long-term liabilities                                                        9,423             8,849

STOCKHOLDERS' EQUITY:
  Preferred Stock, undesignated, par value $100 per share;
  authorized 30,000 shares; none issued
  Common Stock, par value $.16 2/3 per share: authorized 35,000,000 shares,
  issued 11,174,000 in 1996 and 1995                                               1,862             1,862
  Additional paid-in capital                                                      57,883            57,883
  Accumulated deficit                                                            (23,008)              (61)
                                                                                --------          --------
      Total stockholders' equity                                                  36,737            59,684
                                                                                --------          --------
                                                                                $121,238          $145,356
                                                                                ========          ========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Dollars in thousands, except per share amounts)

                                                 52 WEEKS ENDED     52 WEEKS ENDED       52 WEEKS ENDED
                                                  SEPTEMBER 29,       OCTOBER 1,           OCTOBER 2,
                                                      1996               1995                 1994
                                                 --------------     --------------       --------------

REVENUE                                             $218,833           $230,406             $243,971
                                                    --------           --------             --------

COSTS AND EXPENSES:
  Cost of products sold                              201,090            200,756              202,819
  Selling, general and administrative                 16,575             16,043               15,370
  Depreciation and amortization                       11,884             14,667               13,507
  Interest expense                                     4,815              4,957                4,091
  Other (income) expense                               2,892              1,599               (1,002)
  Impairment of long-lived assets                      8,898
                                                    --------           --------             --------
                                                     246,154            238,022              234,785
                                                    --------           --------             --------

Net income (loss)before income taxes                 (27,321)            (7,616)               9,186
Income taxes (benefit)                                (4,374)            (1,906)               2,940
                                                    --------           --------             --------
NET INCOME (LOSS)                                   $(22,947)          $ (5,710)            $  6,246
                                                    --------           --------             --------
Weighted average common shares outstanding            11,174             11,151               11,109
                                                    --------           --------             --------

PER SHARE DATA:

  Net income (loss) per common share                $  (2.05)          $   (.51)            $    .56
                                                    ========           ========             ========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (Dollars and shares in thousands)

                                        SHARES                 ADDITIONAL    ACCUMULATED      DEFERRED         TOTAL
                                        COMMON       COMMON      PAID-IN      EARNINGS         OFFICER     STOCKHOLDERS'
                                         STOCK        STOCK      CAPITAL      (DEFICIT)     COMPENSATION      EQUITY
                                        ------       ------    ----------    -----------    ------------   -------------
Balance at October 3, 1993              11,099       $1,850      $57,572      $   (597)         $(188)       $ 58,637

Amortization of deferred
officer compensation                                                                               92              92
Converted stock options                     15            2           59                                           61
Net income                                                                       6,246                          6,246
                                        -----------------------------------------------------------------------------
BALANCE AT OCTOBER 2, 1994              11,114        1,852       57,631         5,649            (96)         65,036

Amortization of deferred
officer compensation                                                                               96              96
Converted stock options                     60           10          252                                          262
Net loss                                                                        (5,710)                        (5,71O)
                                        -----------------------------------------------------------------------------
Balance at October 1, 1995              11,174        1,862       57,883           (61)             0          59,684

Net loss                                                                       (22,947)                       (22,947)
                                        -----------------------------------------------------------------------------
BALANCE AT SEPTEMBER 29, 1996           11,174       $1,862      $57,883      $(23,008)         $   0        $ 36,737
                                        ======       ======      =======      ========          =====        ========



See notes to consolidated financial statements

                         GROUND ROUND RESTAURANTS, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)

                                                              52 WEEKS ENDED         52 WEEKS ENDED          52 WEEKS ENDED
                                                            September 29, 1996       October 1, 1995         October 2, 1994
                                                            ------------------       ---------------         ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $(22,947)              $ (5,710)               $  6,246
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                    12,369                 15,029                  13,851
  Deferred income taxes                                            (1,120)                  (805)                    336
  Write-off of deferred debt costs                                                                                   572
  Impairment of long-lived assets                                   8,898
  Gain on disposition of assets                                                                                   (1,574)
Other, net                                                                                    96                      92
Return of insurance deposits                                                                 819                   4,690
Change in operating assets and liabilities:
  Accounts receivable                                                 (85)                   263                    (152)
  Income tax refunds receivable                                    (1,009)                (1,541)
  Inventories and prepaid expenses                                  1,453                    481                  (1,468)
  Accounts payable and accrued expenses                             6,163                 (1,981)                   (218)
                                                                 --------               --------                --------
  Net cash provided by operating activities                         3,722                  6,651                  22,375
                                                                 --------               --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                 (1,829)                (9,695)                (22,437)
Proceeds from sale of property and equipment                        5,107                  4,289                   4,378
Purchase of liquor licenses                                                                 (164)                   (681)
Deposits paid                                                                                                       (217)
Notes receivable and working capital loan collections                                                                130
Pre-opening costs and related items                                                         (390)                   (988)
                                                                 --------               --------                --------
  Net cash provided by investing activities                         3,278                 (5,960)                (19,815)
                                                                 --------               --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                        49,600                  28,800
Payments of long-term borrowings                                   (7,134)               (49,340)                (29,813)
Payments of deferred debt costs                                      (516)                  (245)                 (1,413)
Proceeds from issuance of common stock                                                       262                      61
                                                                 --------               --------                --------
  Net cash provided by (used in) financing activities              (7,650)                   277                  (2,365)
                                                                 --------               --------                --------

NET INCREASE (DECREASE) IN CASH                                      (650)                   968                     195
Cash at beginning of period                                         2,425                  1,457                   1,262
                                                                 --------               --------                --------
Cash at end of period                                            $  1,775               $  2,425                $  1,457
                                                                 --------               --------                --------

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                    $  4,124               $  4,728                $  3,458
Taxes paid                                                             79                  1,067                   2,339

See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the years ended September 29, 1996 and October 1, 1995 and October 2, 1994

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

The fiscal year of the Company is the 52 or 53 week period ending on the Sunday closest to September 30th. For purposes of these notes to the consolidated financial statements, the 52 week fiscal year ended September 29, 1996, the 52 week fiscal year ended October 1, 1995, and the 52 week fiscal year ended October 2, 1994, are referred to as 1996, 1995, and 1994, respectively.

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

DEFERRED DEBT COSTS: Deferred debt costs, included in other assets, are costs associated with the issuance of long-term debt and amortized over the terms of the related instruments.

DEFERRED PRE-OPENING COSTS: Pre-opening costs consist of incremental amounts directly associated with opening a new restaurant. These costs, which principally include initial purchases of expendables and expenses of the restaurant staff, hired to operate the restaurant upon opening, for the training period before the restaurant opens, are capitalized and amortized over the 12 month period following the restaurant opening.

ACCOUNTING FOR STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective in fiscal 1997. As permitted by the new standard, the Company will continue applying accounting prescribed by APB Opinion No. 25 and include additional footnote disclosures.

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

INCOME TAXES: Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax based assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the determination can be made that it is more likely than not that some portion or all of the related tax asset will not be realized.

OTHER LONG-TERM LIABILITIES: Other long-term liabilities comprise various reserves including reserves for casualty insurance coverage and restaurant closings.

FRANCHISE REVENUE: Initial franchise fees of $40,000 are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally when the restaurant opens. Terms of franchise agreements are generally over a twenty year period and provide for continuing franchise royalty fees equal to 3 1/2% of monthly gross sales. The franchise agreements also provide that franchisees are required to pay up to 2 1/2% of monthly gross sales for advertising. Franchise and royalty fees included in revenues aggregated $1,856,000, $2,171,000 and $2,192,000 for 1996, 1995 and 1994, respectively.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

B.       OTHER ASSETS

         Other assets consist of the following:

                                                                1996                      1995
                                                              -------                   -------
                                                                        (In thousands)

         Deferred debt acquisition costs                      $ 3,933                   $ 3,417
         Deferred pre-opening costs                             3,131                     3,124
         Franchise value                                        4,018                     4,696
         Goodwill                                               2,815                     4,166
         Liquor licenses                                        4,251                     4,666
         Tradename                                              2,099                     3,073
         Prepaid insurance                                      2,771                     2,771
         Other                                                    232                       300
                                                              -------                   -------
                                                               23,250                    26,213
         Less accumulated amortization                          8,533                     7,500
                                                              -------                   -------
                                                              $14,717                   $18,713
                                                              =======                   =======


Other assets were net of allowances for doubtful accounts of $232,000 at September 29, 1996 and October 1, 1995.

C.       PREPAID AND ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                1996                     1995
                                                              -------                   -------
                                                                        (In thousands)

         Casualty insurance                                   $ 2,764                   $ 1,998
         Occupancy costs                                        3,049                     2,728
         Payroll and payroll related expenses                   3,874                     3,639
         Sales taxes                                            1,172                     1,296
         Accrued professional fees                              1,783                       120
         Other                                                  2,360                     1,409
                                                              -------                   -------
                                                              $15,002                   $11,190
                                                              =======                   =======


Prepaid expenses and other current assets of $1,471,000 at September 29, 1996 and $2,115,000 at October 1, 1995 included prepaid casualty insurance costs of $402,000 and $960,000, and prepaid property taxes of $863,000 and $488,000, respectively.

D.       LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and capitalized lease obligations consist of the following:

                                                                1996                      1995
                                                              -------                   -------
                                                                        (In thousands)

           Amended Credit Agreement dated
             September 12, 1996:
             Term Note                                        $48,485
             Tranche A Term                                                             $34,151
             Tranche A Revolving                                                          6,700
             Tranche B Term                                                              13,255
           Capitalized lease obligations @ 5% to 15%            2,961                     4,474
                                                              -------                   -------
                                                               51,446                    58,580
           Less current portion                                11,499                     8,277
                                                              -------                   -------
                                                              $39,947                   $50,303
                                                              =======                   =======


On September 12, 1996 the Company and its lenders restructured the outstanding agreement dated October 8, 1993. The Amended and Restated Credit Agreement ("Amended Credit Agreement") consolidated the then existing Tranche A revolving loan, Tranche A Term Loans and Tranche B Term Loans into a single term loan in the aggregate principal amount of approximately $48,485,000. Interest on the facility will be payable at LIBOR plus 2.625% on the Company's LIBOR loans and Alternate Base Rate ("ABR") plus .75% on the Company's ABR based loans. As of September 29, 1996, the Company's loans were at Alternate Base Rate of 9% inclusive of the .75%. The loan is scheduled to mature on May 31, 1997, subject to an automatic extension to December 31, 1997 if the principal amount of the loan is reduced by $10.8 million prior to May 31, 1997. The Amended Credit Agreement contains financial covenants, including minimum levels of net worth and certain required measures of profitability. The Company is required to make accelerated principal payments based upon excess cash flows from operations, the sale of certain assets and the offering proceeds from the sale of stock of the Company. Provisions of the Amended Credit Agreement restricting the payment of dividends would prevent the Company from paying dividends over the term of the Amended Credit Agreement.

In consideration of the banks entering into the Amended Credit Agreement, among other things, the Company agreed to pay a maximum fee of $2.7 million to the lenders evidenced by Convertible Notes. This fee is subject to reduction to $1.3 million if the outstanding debt balance is reduced by $10.4 million before May 31, 1997. Through November 15, 1996 the Company reduced its outstanding debt balance by $10.4 million and accordingly has accrued the $1.3 million fee, included as a component of other expense in the consolidated statement of operations at September 29, 1996. The holder of each convertible note has the right to convert the principal amounts thereof into common stock of the Company, after May 1, 1997 at the price of approximately $2.71 per share.

Maturities of long-term debt for the years succeeding September 29, 1996 are as follows:

                        (In thousands)
                    1997             $10,800
                    1998              37,685

Interest expense for 1996, 1995, and 1994 as presented has been reduced by interest income of $265,000, $162,000 and $171,000, respectively.

During 1996, the Company entered into two interest rate cap agreements in the aggregate of $25,000,000 expiring during fiscal 1997, as stated in the Amended Credit Agreement, for interest rate protection. The fixed interest rate on these contracts at September 29, 1996 ranged from 8% to 10%. During 1995, the Company entered into two interest rate cap agreements in the aggregate of $30,000,000 that expired during fiscal 1996. The fixed interest rate on these contracts at October 1, 1995 was 12%. During 1994, the Company entered into two interest rate cap agreements in the aggregate of $15,000,000 that expired during fiscal 1995. The fixed interest rate on these contracts at October 2, 1994 ranged from 5.5% to 7%. The interest rate differential is recognized as an adjustment to interest expense. The payments made at the inception of the agreements are being amortized on a straight line basis over their terms. The amount included in the financial statements for outstanding debt approximates fair value.

The Company occupies certain of its real estate under long-term leases, substantially all of which contain renewal options. Most of these leases provide for a percentage rental based on sales and, in most cases, require a minimum annual rental.

A summary of property leased under capital leases is as follows:

                                                 1996            1995
                                                ------          ------
                                                    (In thousands)

         Real Estate                            $8,367          $8,703
         Equipment                                 456             456
                                                ------          ------
                                                 8,823           9,159
         Less accumulated amortization           6,307           5,699
                                                ------          ------
                                                $2,516          $3,460
                                                ======          ======


The above amounts represent the present value of future minimum lease payments at the inception of the leases, excluding that portion of the lease payments representing estimated insurance and tax cost. Leases capitalized also exclude that portion of the minimum lease payments attributable to land. Lease amortization is included in depreciation expense. Future minimum lease payments under noncancelable leases as of September 29, 1996 for each of the following years are as follows:

                                                   CAPITAL          OPERATING
                                                    LEASES           LEASES
                                                   -------          ---------
                                                         (In Thousands)

1997                                                $  960           $ 5,854
1998                                                   827             5,383
1999                                                   733             4,689
2000                                                   578             4,406
2001                                                   406             3,825
Thereafter                                             223            17,869
                                                    ------           -------
Total minimum payments                               3,727           $42,026
                                                                     =======
Less: Amounts representing interest                    766
                                                    ------
Present value of net minimum payments                2,961                 .
Current portion of capital lease obligations           699
                                                    ------
Long-term capital lease obligations                 $2,262
                                                    ======


Minimum obligations for noncancelable operating leases have been reduced by minimum noncancellable operating sublease rentals of $296,000. Future minimum lease payments have been reduced by $437,000 for stores that have been sold to Lone Star Steakhouse and Saloon, Inc. and for those stores that are expected to be disposed of in 1997. (See Note K.)

Rent expense under operating leases for continuing operations was $8,483,866, $8,391,000, and $8,280,000 for 1996, 1995 and 1994, respectively. Rent expense includes contingent rental expense for capital and operating leases of $1,860,000, $2,011,000 and $2,373,000 for 1996, 1995 and 1994, respectively.

E.       STOCKHOLDERS' EQUITY

The 1992 Equity Incentive Plan, approved by the shareholders of the Company, authorizes the granting of various options and rights to management to purchase 350,000 shares of common stock of the Company. The 1989 Stock Option
Plan, authorizes the grant of options to purchase up to an aggregate of 575,000 shares of common stock of the Company (less any shares issued pursuant to the exercise of options granted under the Company's 1987 and 1982 stock option plans). Incentive stock options cannot be issued at less than fair market value whereas the exercise price of nonqualified stock options is specified by the Compensation Committee.

The following is a summary of stock option transactions during 1996, 1995 and 1994:

                                                               Shares                      Option Prices
                                                              -------                     ---------------

Options outstanding October 3, 1993                           704,000                     $3.29 to $10.06
Granted                                                        19,000                     $6.25 to $ 7.50
Canceled                                                      (95,000)                    $4.63 to $ 9.13
                                                              -------
Options outstanding at October 2, 1994                        628,000                     $3.29 to $10.06
Granted                                                       183,000                     $3.75 to $ 5.50
Canceled                                                     (386,000)                    $3.29 to $ 7.88
                                                              -------
Options outstanding at October 1, 1995                        425,000                     $3.29 to $10.06

Granted                                                       376,000                     $2.19 to $ 3.50
Canceled                                                     (235,000)                    $3.19 to $10.06
                                                              -------
Options outstanding at September 29, 1996                     566,000                     $2.19 to $ 9.13
                                                              =======                     =====    ======


As of September 29, 1996, options to purchase 566,000 shares of Common Stock were outstanding pursuant to the 1992 Equity Incentive Plan and the 1989 Stock Option Plan, options to purchase 197,000 shares of Common Stock were available for future grants pursuant to such plans and 763,000 shares of Common Stock were reserved for issuance.

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

F.       INCOME TAXES

The provision for income taxes for continuing operations computed under SFAS No.
109 in 1996, 1995 and 1994 consists of the following:

                                          1996             1995          1994
                                        --------         --------       ------
                                                     (In thousands)

   Current:
      Federal                           $(3,254)         $(1,247)       $2,344
      State                                                  146           260
                                        --------         --------       ------
                                         (3,254)          (1,101)        2,604
   Deferred:
      Federal                            (1,120)            (734)          298
      State                                                  (71)           38
                                        --------         --------       ------
                                         (1,120)            (805)          336
                                        --------         --------       ------
Total expense (benefit)                 $(4,374)         $(1,906)       $2,940
                                        =======          =======        ======

The reasons for the difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income from continuing operations are as follows:

                                                          1996                 1995               1994
                                                         -------             -------             -------
                                                                          (In thousands)

Taxes at statutory rate applied to pretax
    income from continuing operations:                   $(9,289)            $(2,589)            $ 3,123
Increases (reductions) in tax resulting from:
    State income taxes                                    (1,803)                 51                 197
    Targeted jobs tax credits                                 (4)               (515)               (499)
    FICA tax credits                                        (917)               (815)               (422)
    AMT rate differential                                  2,193
    Credit carryforwards and increase in
    valuation allowance                                    5,040               1,411
    Resolution of tax concerns                              (122)                481
    Other                                                    528                  70                 541
                                                         -------             -------             -------
    Total expense (benefit)                              $(4,374)            $(1,906)            $ 2,940
                                                         =======             =======             =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at September 29, 1996 and October 1, 1995 are as follows:

                                                                       SEPTEMBER 29, 1996
                                                            ASSETS        LIABILITIES       TOTAL
                                                           --------       -----------      --------
                                                                         (In thousands)

Current:
      Vacation pay                                         $    265                        $    265
      Accounts receivable                                       398                             398
      Other deductible (income) amounts                         292         $  (100)            192
      Less valuation allowance                                 (855)                           (855)
                                                           --------         -------        --------
      Total current                                             100            (100)              0
                                                           --------         -------        --------

Noncurrent:
        Credits                                               5,873                           5,873
        Depreciation                                          2,516          (2,823)           (307)
        Land                                                                    (16)            (16)
        Lease obligations                                     3,130          (2,843)            287
        Accrued insurance                                     3,312                           3,312
        Closed store reserve                                  1,364                           1,364
        Amortization                                          1,419            (981)            438
        Sales & use tax                                         244                             244
        Deferred compensation                                   239                             239
        Executive retirement                                     92                              92
        Other deductible (income) amounts                       557            (192)            365
        Less valuation allowances                           (11,891)                        (11,891)
                                                           --------         -------        --------
        Total noncurrent                                      6,855          (6,855)              0
                                                           --------         -------        --------
        Total current and noncurrent                       $  6,955         $(6,955)       $      0
                                                           ========         =======        ========


                                                                      OCTOBER 1, 1995
                                                             ASSETS     LIABILITIES         TOTAL
                                                            -------     -----------        -------
                                                                         (In thousands)

Current:
        Vacation pay                                       $    228                        $   228
        Accounts receivable                                     237                            237
        Other deductible (income) amounts                        53       $   (30)              23
        Less valuation allowance                               (488)                          (488)
                                                            -------       -------          -------
        Total current                                            30           (30)               0
                                                            -------       -------          -------

Noncurrent:
        Credits                                               3,749                          3,749
        Depreciation                                          1,535        (4,008)          (2,473)
        Land                                                                 (272)            (272)
        Lease obligations                                     2,454        (2,199)             255
        Accrued insurance                                     2,685                          2,685
        Closed store reserve                                    507                            507
        Amortization                                            143          (658)            (515)
        Sales & use tax                                         276                            276
        Deferred Compensation                                   249                            249
        Executive retirement                                    229                            229
        Other deductible amounts                                168            37              205
        Less valuation allowances                            (6,015)                        (6,015)
                                                            -------       -------          -------
        Total noncurrent                                      5,980        (7,100)          (1,120)
                                                            -------       -------          -------
        Total current and noncurrent                        $ 6,010       $(7,130)         $(1,120)
                                                            =======       =======          =======

A valuation allowance has been provided for those deferred.tax assets for which management believes it is more likely than not that the tax benefit will not be realized. As of September 29, 1996 the Company had approximately $1,580,000 of alternative minimum tax credit carryforwards for federal tax purposes, approximately $1,878,000 of targeted jobs tax credits, approximately $2,373,000 of FICA tax credits, $28,000 of foreign tax credits and $14,000 of research and development credits, that expire on various dates through 2011.

G.   RETIREMENT BENEFITS

The Company sponsors a qualified defined contribution pension plan which covers substantially all full-time eligible employees. Employees may contribute up to 10% of earnings on an after tax basis which are matched by the Company based upon years of participation in the plan up to a maximum of 3%. Defined contribution expense for the Company was $187,000, $218,000 and $221,000 for 1996, 1995 and 1994, respectively.

The Company also sponsors a non-qualified deferred compensation plan for key management employees. An employee can defer up to 10% of eligible compensation which will be matched by the Company up to 3%. The Company may also make discretionary matching contributions between 25% and 100% of each employee's deferred compensation between 3% and 10%. In addition, a rate of return, determined in advance by the Company, will be credited each year to the employee's account. The funds are invested at the discretion of the Company. Deferred compensation expense for the Company was $92,000, $100,000 and $112,000 for 1996, 1995 and 1994, respectively. Except as set forth above, the Company has no liability for health or other benefits to retirees.

H.   COST OF PRODUCTS SOLD

Cost of products sold comprises the following:

                                                              1996           1995          1994
                                                            --------       --------      --------
                                                                        (In thousands)

    Food and beverage costs                                 $ 76,094       $ 73,837      $ 76,949
    Labor costs                                               76,469         77,779        76,845
    Other costs                                               48,527         49,140        49,025
                                                            --------       --------      --------
                                                            $201,090       $200,756      $202,819
                                                            ========       ========      ========


I.   OTHER INCOME AND EXPENSE

During 1996, the Company recognized $2.8 million in expenses in connection with the placement of an Amended and Restated Credit Agreement dated September 12, 1996, consisting of bank, administrative and legal fees.

During 1995, the Company recognized approximately $0.8 million in expenses related to the resignation of the Company's Chairman of the Board, President, and Chief Executive Officer. Also recognized was approximately $0.8 million in expenses related to the termination of the Merger Agreement among the Company, GRR Acquisition Corp. and GRR, Inc., which the parties entered into on August 23, 1994 and which was terminated on January 13, 1995. Developments in the high-yield financing market prevented the timely completion of the financing for the merger.

J.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations for 1996, 1995 and 1994:

        1996:                                  DECEMBER 31    MARCH 31            JUNE 30      SEPTEMBER 29
                                               -----------    --------            -------      ------------
                                                           (In thousands except per share data)

        Revenue                                  $54,725       $54,958            $55,779         $ 53,371
        Gross profit                               4,502         3,773              4,631            4,837
        Net loss                                  (3,019)       (3,546)            (3,116)         (13,266)
        Per share data:
        Net loss                                    (.27)         (.32)              (.28)           (1.19)


        1995:                                   JANUARY 1      APRIL 2            JULY 2         OCTOBER 1
                                                ----------     --------           -------        ---------
                                                           (In thousands except per share data)
        Revenue                                  $62,398       $ 56,937           $56,145         $54,926
        Gross profit                              10,337          8,119             7,231           3,963
        Net income (loss)                            122         (1,334)             (738)         (3,760)
        Per share data:
        Net income (loss)                            .01           (.12)             (.07)           (.33)

        1994:                                   JANUARY 2      APRIL 3             JULY 3         OCTOBER 2
                                                ---------      -------            -------         ---------
                                                           (In thousands except per share data)
        Revenue                                  $62,199       $59,885            $ 60,670         $ 61,217
        Gross profit                              10,731         9,400              10,263           10,758
        Net income                                 1,534         1,554               1,595            1,563
        Per share data:
        Net income                                   .14           .14                 .14              .14

Fourth Quarter - 1996

The Company recognized income tax expense of $2.5 million resulting from a change in the tax effective rate for 1996. In addition, the Company recorded a charge of $8.9 million resulting from the adoption of Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the decision to dispose of certain restaurants (See Note K.)

K.   STORE CLOSINGS AND IMPAIRMENT OF LONG-LIVED ASSETS

On July 1, 1996, the Company announced that it agreed to sell up to 16 of its restaurants to Lone Star Steakhouse and Saloon, Inc. Based on mutual consent, as of September 29, 1996 the actual number of restaurants to be sold to Lone Star Steakhouse and Saloon, Inc. was reduced to 12 restaurants. As of December 6, 1996, the Company sold 11 restaurants to Lone Star for $11.4 million. The carrying value of these restaurants approximates the proceeds received from the sales. On August 11, 1996 a committee of the Company's Board of Directors approved the closure of 10 restaurants in 1997.

The Company elected to early adopt SFAS No. 121, in the fourth quarter of fiscal 1996. This Statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company considers a history of store operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other group of assets. The Company has identified the appropriate grouping of assets to be individual restaurants where circumstances indicate that an impairment issue may exist. Impairment occurs if the undiscounted operating cash flows is less than the carrying amount. The loss is measured as the amount by which the carrying amount of the assets exceed its fair value. The Company generally measures fair value by obtaining market rates. Considerable management judgement is necessary to estimate market rates and, accordingly, actual results could vary significantly from such estimates.

The net assets relating to the assets to be sold or disposed of have been re-classified on the Consolidated Balance Sheet. Consistent with the Company's policy to review its base of restaurants for potential sales and impairments, the Company recorded a fourth quarter charge of $8.9 million consisting of a $5.8 million reduction in the net carrying value of certain restaurants and other restaurant-related long-lived assets that were determined to be impaired and a $3.1 million reduction in the net carrying value of certain restaurants and related equipment expected to be disposed of during 1997. The charge resulted in a reduction to property and equipment of $5.9 million and a reduction to intangible assets of $3.0 million.

L.   LITIGATION

The Company has been named in a number of separate claims brought by former employees alleging that the Company engaged in discriminatory practices including those based on age or sex. Plaintiffs maintaining claims of employment discrimination, such as those being brought against the Company, generally are entitled to have their claims tried by a jury and such claims may result in punitive damage awards. Most of the proceedings against the Company are still in the discovery phase and management believes that the discrimination claims against the Company are without merit and the Company is actively defending the claims. Management does not expect that the resolution of these matters will have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

                                                                     SCHEDULE II

                         GROUND ROUND RESTAURANTS, INC.

                                         VALUATION AND QUALIFYING ACCOUNTS
                                               (Dollars in thousands)

                                            BALANCE                                                  BALANCE
                                           BEGINNING     ADDITIONS CHARGED TO                      AT END OF
           DESCRIPTION                     OF PERIOD      COST        OTHER       RECOVERIES         PERIOD
           -----------                     ---------    ---------   ----------    ----------        ---------

YEAR ENDED SEPTEMBER 29, 1996:
    Allowances deducted from assets
    to which they apply:
        For doubtful accounts                $1,030       $325          -             -              $1,355

YEAR ENDED OCTOBER 1, 1995:
    Allowances deducted from assets
    to which they apply:
        For doubtful accounts                   583        447          -             -               1,030

YEAR ENDED OCTOBER 2, 1994:
    Allowances deducted from assets
    to which they apply:
        For doubtful accounts                   447        140          -             4                 583

                                  EXHIBIT INDEX
                                  -------------


                  Document
                  --------

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

3.2               Amended and Restated By-laws of the Company
                  (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29,
                  1992).

10.1 Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of October 8, 1993, among The Ground Round, Inc. and GR of Minn., Inc., as Borrowers, and The Bank of New York, as Agent, and the bank parties thereto (including certain exhibits) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 3,
                  1993).

10.2 1992 Equity Incentive Plan (incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders held March 10, 1992).

10.3 Third Amendment, dated as of May 10, 1995, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 2, 1995).

10.4 Employment Agreement, dated as of July 21, 1995, between the Company and Daniel R. Scoggin (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995).

10.5              Amendment dated May 18, 1995 to Agreement between William C.
                  Schoener and the Company dated July 26, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 1, 1995.

10.6 Agreement between Robin L. Moroz and the Company dated August 18, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 1, 1995).

10.7              Amendment dated August 18, 1995 to Agreement between Robin L.
                  Moroz and the Company dated August 18, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 1, 1995).

10.8 Amendment dated August 18, 1995 to Employment Agreement, dated as of July 21, 1995, between the Company and Daniel

                  R. Scoggin (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 1,
                  1995).

10.9 Fourth Amendment, dated as of November 22, 1995, to the Credit Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 1, 1995).

10.10 Amended and Restated 1989 Stock Option Plan (incorporated by reference to the Company's Proxy Statement relating to its Special Meeting of Shareholders held on January 23,
                  1996).

10.11 Fifth Amendment, dated as of February 12, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1996).

10.12 Sixth Amendment, Waiver and Deferral, dated as of April 12, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.13 Waiver, dated as of April 12, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.14 Seventh Amendment, Waiver and Deferral, dated as of May 30, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.15 Eighth Amendment, Waiver and Deferral, dated as of June 27, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.16 Ninth Amendment and Deferral, dated as of July 29, 1996, to the Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.17 Amended and Restated Credit Agreement (the "Amended Credit Agreement"), dated as of September 12, 1996 among The Ground Round, Inc., and GR of Minn., Inc., and the Lenders named therein, and The Bank of New York, as Agent, and The Chase Manhattan Bank, as Co-Agent (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.18 Form of Term Note payable to the Lenders dated September 12, 1996 (incorporated by reference to the Company's 8-K,

                  Date of Event - October 11, 1996).

10.19 Form of Convertible Note payable to the Lenders dated September 12, 1996 (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.20 Registration Rights Agreement, dated as of September 12, 1996, between the Company, The Bank of New York, The Chase Manhattan Bank, Bank of America Illinois, NBD Bank, N.A., and Credit Lyonnais New York Branch (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.21 Amendment, dated as of September 12, 1996, to the Stockholder Agreement dated as of August 1, 1991 among JUSI Holdings Inc. and the Company (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.22 Contract of Sale dated June 28, 1996 between The Ground Round, Inc. and Lone Star Steakhouse and Saloon, Inc. (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.23 Letter Agreement dated October 11, 1996 to Amended Credit Agreement (incorporated by reference to the Company's 8-K, Date of Event - October 11, 1996).

10.24* Amendment No. 1, dated October 31, 1996, to the Amended and Restated Credit Agreement.

10.25* Amendment No. 2, dated December 5, 1996, to the Amended and Restated Credit Agreement.

10.26* Employment Agreement, dated as of September 1, 1996, between the Company and Stephen J. Kiel.

10.27*            1996 Corporate Office Incentive Plan.

21 List of Subsidiaries (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 2, 1994).

99*               Financial Data Schedule.

*                 Asterisk (*) denotes that the Exhibit is filed herewith.