Form 10-K/A
period 1996-09-29
GROUND ROUND RESTAURANTS INC
filed 1997-01-24
CIK 51467

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
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

                                      None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

On December 16, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.3 million, based upon the last reported sale price for a share of the Registrant's Common Stock on the NASDAQ National Market System.

Number of shares of Common Stock outstanding as of December 16, 1996 was 11,173,319.

                                   FORM 10-K/A

                                    PART III




Item 10  Directors and Executive Officers of the Registrant.................  1



Item 11  Executive Compensation.............................................  4



Item 12  Security Ownership of Certain Beneficial Owners and Management.....  9



Item 13  Certain Relationships and Related Transactions..................... 12

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

Certain information is set forth below concerning the Directors of the Company who have been elected to hold office for fiscal year 1996 and until their successors are duly elected and qualified. The Directors of the Company are as follows:
                                                                Director
                Name                         Age                 Since
                ----                         ---                --------

         Daniel R. Scoggin                   59                  1991

         John A. Mistretta (1)               50                  1995

         Christian R. Guntner (1)            42                  1995

         Joseph Schollenberger               70                  1995

         James R. Olson                      55                  1995

         Fred H. Beaumont, Jr.               60                  1996

         Allan D. Weingarten                 59                  1996

-------------------
(1) Messrs. Mistretta and Guntner have been nominated to serve as Directors by the Company under the terms of a Stockholder Agreement dated August 1, 1991, as amended, between the Company and JUSI Holdings, Inc. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

     MR. SCOGGIN has been the Chairman of the Board, President and Chief Executive Officer of the Company since July 21, 1995 and prior thereto was interim Chairman of the Board, President and Chief Executive Officer of the Company from April 1, 1995. He was the founder and former President and Chief Executive Officer of TGI Friday's, Inc., a multi-unit restaurant Company, until November 1986 and prior to joining the Company, served as a consultant for several restaurant concepts and founded Bison Group, a developer of foodservice and entertainment concepts. Mr. Scoggin is a director of Roasters Corp.

     MR. MISTRETTA has been Group Vice President of U.S. Industries, Inc., a company engaged in the manufacture and distribution of consumer, building and industrial products, since May 1995. He was Chairman and Chief Executive Officer of Marine Harvest International, Inc. from October 1992 through April 1995 and Chairman of the Recreation/Leisure Group of Hanson Industries from March 1989 to October 1992.

     MR. GUNTNER has been Senior Vice President of Corporate Development of U.S. Industries, Inc., a company engaged in the manufacture and distribution of consumer, building and industrial products, since May 1995. He was Executive Vice President and Chief Operating Officer of Publicker Industries, Inc. from July 1990 through March 1995 and Vice President of Vornado, Inc. from February 1990 to July 1990.

     MR. SCHOLLENBERGER has been Vice President of each of GSB Holdings, Inc. and GSB, Inc. and Executive Vice President and Chief Operating Officer of their parent company, Great South Beach Improvement Co., a corporation principally engaged in real estate development, since January 1994. From 1980 to 1994, he was associated with Able Fab Co. in various executive capacities.

     MR. OLSON has been President of PDQ Car Wash, Inc. since March of 1996. He was President of the Transportation sector from December 1992 to July 1995 and President of the Van Group from March 1987 to December 1992 of Schneider National, Inc.

     MR. BEAUMONT, JR. became a principal of Balukoff, Lindstrom & Co., P.A. in July 1995 and was the President, Director and sole stockholder of Fritz Beaumont, CPA firm, from September 1971 to July 1995.

     MR. WEINGARTEN was a Partner of Ernst & Young, LLP in New Jersey from 1972 through September of 1995 and since that time has been a business consultant and private investor.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth below concerning the executive officers of the Company who have been elected to hold office for such terms as may be prescribed by the Board, and unless sooner removed in accordance with the Bylaws of the Company, or until their successors are duly elected and qualified. The executive officers of the Company are as follows:


NAME                      AGE       POSITION
----                      ---       --------

Daniel R. Scoggin         59        Chairman of the Board, President and Chief
                                    Executive Officer

Stephen J. Kiel           44        Senior Vice President, Chief Financial
                                    Officer and Treasurer

Anthony E. Bezsylko       48        Senior Vice President - Operations

David L. Dobbs            45        Senior Vice President - Business Development

Warren C. Hutchins        52        Vice President - Purchasing & Distribution

Robin L. Moroz            40        Vice President - General Counsel

A. Gerald Leneweaver      50        Vice President - Human Resources

     Daniel R. Scoggin's business experience and current position with the Company are described above. See " Directors of the Company".

     Stephen J. Kiel has served as Sr. Vice President, Chief Financial Officer and Treasurer of the Company and the Company's wholly-owned subsidiary The Ground Round, Inc. ("Ground Round") since September 1996. He was President of the Hudson Consulting Group, an Ohio based financial consulting group, from September 1993 to August of 1996. Prior to that, Mr. Kiel was a Partner with Lakewest, L.P. from June 1992 to September 1993. Prior thereto, he was President of Craft 'N Flower, L.P. from June 1990 to June 1992 and a partner with Deloitte & Touche from 1987 to 1990.

     Anthony E. Bezsylko has served as Sr. Vice President of Operations for the Company and Ground Round since February of 1996. Mr. Bezsylko was Director of Operations for the Company and Ground Round since May of 1995. Before joining Ground Round, Mr. Bezsylko was the Group General Manager for Knotsberry Farms Restaurants out of California from 1994 to 1995. Prior thereto, he was a Regional Manager for C.A. Muer from June 1991 to June 1994.

     David L. Dobbs has served as Sr. Vice President of Business Development of the Company and Ground Round since September 3, 1996. Prior thereto, he was a business consultant from April 1995 to September 1996 and from August 1976 through April 1995 held positions in accounting, operations, franchising and purchasing at Shoney's, Inc., a multi-concept restaurant company based in Nashville, TN.


     Warren C. Hutchins has served as Vice President, Purchasing and Distribution of the Company and Ground Round since September 1991 and August 1986, respectively. He was Secretary of Ground Round from March 1990 through February 1991.

     Robin L. Moroz has served as Vice President, General Counsel and Secretary of the Company since December 1994. Prior thereto, Ms. Moroz served as a corporate attorney to Ground Round from August 1989 and since October 1991 as Assistant General Counsel of the Company.

     A. Gerald Leneweaver has served as the Vice President of Human Resources of the Company and Ground Round since January 1996. From August 1991 to January 1996, Mr. Leneweaver was the Executive Vice President and Founder of Travis, Wolff Consulting, Inc., a Human Resource consulting practice located in Dallas, Texas.

     There is no family relationship among any of the Officers and Directors of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership in respect of the Company's securities with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms it has received and written representations of certain of its officers and directors, the Company believes that during fiscal year 1996 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following Table sets forth all compensation paid to, deferred or accrued for the benefit of the Company's Chief Executive
Officer during fiscal year 1996 and of all other executive officers of the Company (the "named executive officers") who earned total annual salary and compensation for fiscal 1996 exceeding $100,000, as well as named executive officers who had a salary above
$100,000 but received less than such due to employment at the Company for less than the full fiscal year of 1996. Except as disclosed below, no executive officer of the Company earned a total annual salary and bonus for fiscal year 1996 exceeding $100,000.
                                                      ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                                  ---------------------------   -----------------------------------
                                                                                                     SECURITIES
                                                                                  RESTRICTED         UNDERLYING         ALL OTHER
              NAME AND                 FISCAL        SALARY          BONUS       STOCK AWARDS       OPTIONS/SARS       COMPENSATION
         PRINCIPAL POSITION             YEAR           ($)            ($)             ($)                (#)               ($)
-----------------------------------  ----------   --------------  ------------  ----------------   ----------------  ---------------
Daniel R. Scoggin                      1996          $350,000       $     0           $0                    0            $     0
Chairman of the Board, President       1995           152,083 (1)         0            0              176,000 (5)              0
and Chief Executive Officer            1994                 0             0            0                1,000 (5)              0

Stephen J. Kiel                        1996            14,583 (2)         0            0               50,000                  0
Senior Vice-President, Chief           1995                 0             0            0                    0                  0
Financial Officer and Treasurer        1994                 0             0            0                    0                  0

Anthony Bezsylko                       1996           109,167 (2)         0            0               20,000              3,275 (6)
Senior Vice-President,                 1995            38,335 (3)         0            0                    0                950 (6)
Operations                             1994                 0             0            0                    0                  0

Gerry Leneweaver                       1996            93,750 (2)         0            0               20,000              2,830 (6)
Vice-President,                        1995                 0             0            0                    0                  0
Human Resources                        1994                 0             0            0                    0                  0

David Dobbs                            1996            11,667 (2)         0            0               30,000                350 (6)
Senior Vice-President,                 1995                 0             0            0                    0                  0
Business Development                   1994                 0             0            0                    0                  0

Michael R. Jorgensen                   1996           124,167 (4)         0            0                    0             43,575 (7)
Senior Vice-President, Chief           1995           130,000             0            0                    0              5,716 (6)
Financial Officer                      1994           130,000        69,033            0                    0              4,642 (6)

------------------------------------------------------------------------------------------------------------------------------------

Notes:
(1) Includes compensation received by Mr. Scoggin from April 1, 1995 through July 20, 1995 as interim Chairman, President and Chief
    Executive Officer. Commencing July 21, 1995, Mr. Scoggin was elected to serve as Chairman, President and Chief Executive Officer of the Company and received compensation pursuant to the terms of his employment agreement with the Company. See "Employment
    Agreements."
(2) Messrs. Kiel, Bezsylko, Leneweaver and Dobbs were employed or promoted by the Company commencing in September 1996, February
    1996, January 1996 and September 1996, respectively.
(3) Mr. Bezsylko was hired by the Company commencing April 10, 1995.
(4) Mr. Jorgensen resigned as Senior Vice President, Chief Financial Officer and as an employee of the Company effective August 26,
    1996. Mr Jorgensen was employed by the Company commencing in June 1993.
(5) Includes 175,000 options Mr. Scoggin received pursuant to the terms of his employment agreement with the Company and 1,000 shares of stock options received on March 31, 1995 for regular service as a director, prior to becoming Chairman, President and
    Chief Executive Officer. See "Employment Agreements."
(6) Represents the amount of the Company's contributions to the non-qualified Deferred Compensation Plan made on behalf of the named executive officers.
(7) Represents the amount of the Company's contributions to the non-qualified Deferred Compensation Plan of $3,575 plus $40,000 in severance compensation. See "Severance Agreements."

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     The Following table provides information on options granted to the named executive officers during fiscal year
1996. No stock appreciation rights were granted in fiscal year 1996.
                                                                                           POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED RATES OF STOCK
                                                                                               PRICE APPRECIATION
                         # OF SHARES         % OF TOTAL         EXERCISE                        FOR OPTION TERM
                          UNDERLYING       OPTIONS GRANTED   OR BASE PRICE   EXPIRATION    --------------------------
        NAME           OPTIONS GRANTED      TO EMPLOYEES       PER SHARE        DATE          5% ($)        10% ($)
--------------------- ------------------- ------------------ --------------- ------------  -----------    -----------
Stephen J. Kiel           15,500 (1)            4.1%            $2.50          8/29/06       $24,370       $61,758
                          34,500 (1)            9.2%            $2.50          8/29/06       $29,333       $66,547

Anthony E. Bezsylko        6,200 (1)            1.6%            $3.1875       10/10/05       $12,429       $31,496
                          13,800 (2)            3.7%            $3.1875       10/10/01       $14,960       $33,939

A. Gerald Leneweaver       5,600 (1)            1.5%            $2.1875       12/10/05       $ 7,704       $19,523
                          14,400 (2)            3.8%            $2.1875       12/10/01       $10,713       $24,304

David L. Dobbs             9,300 (1)            2.5%            $2.50          8/29/06       $14,622       $37,055
                          20,700 (1)            5.5%            $2.50          8/29/06       $17,600       $39,928

Michael J. Jorgensen      10,850 (1)            2.9%            $3.1875       10/10/05       $21,750       $55,119
                          24,150 (2)            6.4%            $3.1875       10/10/01       $26,180       $59,393
-------------------------------------------------------------------------------------------------------------------

Notes:
(1) The per share option exercise price for the grant is the per share fair market value of the Common Stock on the date of grant. All options are exercisable in equal installments over a three year period and have a ten year term.
(2) The per share option exercise price for the grant is the per share fair market value of the Common Stock on the date of grant. All options are exercisable in equal installments over a three year period and have a six year term.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

The following table shows certain information as of September 29, 1996 concerning unexercised stock options held by the named executive officers that were granted under the Company's Amended and Restated
1989 Stock Option Plan and 1992 Equity Incentive Plan. The Company has not granted any SARs. None of the named executive officers exercised any stock options during fiscal 1996.
                                     NUMBER OF SECURITIES
                                    UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED IN-THE-MONEY
                                OPTIONS AT FISCAL YEAR END (#)          OPTIONS AT FISCAL YEAR END ($)
                            ---------------------------------------  -----------------------------------
          NAME                    EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE (1)
--------------------------  ---------------------------------------  -----------------------------------
Daniel R. Scoggin                       63,333/116,667                               0/0

Stephen J. Kiel                              0/50,000                                0/0

Anthony E. Bezsylko                          0/20,000                                0/0

A. Gerald Leneweaver                         0/20,000                                0/2,500

David L. Dobbs                               0/30,000                                0/0

Michael J. Jorgensen                    47,500/35,000 (2)                            0/0

--------------------------------------------------------------------------------------------------------

Notes:
(1) Valuation is based on fair market value of the Company's common stock on September 29, 1996 (the last day of the 1996 fiscal year) which was $2.3125 per share based upon the last reported sale price for a share on the NASDAQ National Market System on September 27, 1996.
(2) Options expired on November 24, 1996 due to resignation of employment.

DEFINED BENEFIT PLAN TABLE

     The following is a pension plan table showing estimated annual benefits (exclusive of Social Security benefits) payable upon normal retirement to persons in specified compensation and years of service classifications under the Company's unfunded, non-qualified retirement plan (the "Retirement Plan"), based on final average salary for various years of service, assuming the employee would retire at age 65 in 1996.
Officers of the Company who hold the title of President, Senior Vice President, Vice President or General
Counsel are entitled to participation in the Retirement Plan. The Company pays the full cost of the Plan.

                                                           YEARS OF SERVICE
                            -------------------------------------------------------------------------------
  FINAL AVERAGE SALARY            10                   15                    20                   25
-------------------------   -----------------    ----------------      ---------------     ----------------
       $100,000                 $20,000              $20,000               $35,000             $50,000
        120,000                  24,000               24,000                42,000              60,000
        140,000                  28,000               28,000                49,000              70,000
        160,000                  32,000               32,000                56,000              80,000

        200,000                  40,000               40,000                70,000             100,000
        250,000                  50,000               50,000                87,500             125,000
        300,000                  60,000               60,000               105,000             150,000
        350,000                  70,000               70,000               122,500             175,000
        400,000                  80,000               80,000               140,000             200,000
        450,000                  90,000               90,000               157,500             225,000

     The compensation covered by the Retirement Plan is the base salary of individual participants as shown in the Summary Compensation Table. Final average salary is the highest five-year average of consecutive years' salary over an employee's career with the Company. Participants in the Retirement Plan are entitled to monthly benefit upon retirement after attaining the age of 65 equal to 50% of final average compensation, reduced by 1/2 of 1% of final average compensation for each month (not in excess of 120 months) by which the participant's credited service with the Company is less than 300 months, less the amount of the participant's primary Social Security benefit. Early retirement benefits are also available for participants who are 55 and have completed 15 years of service. The benefit is equal to the participant's normal retirement benefit reduced for early commencement by 5/9 of 1% for each of the first 60 months plus 5/18 of 1% for each month in excess of 60 months by which the benefit commencement date precedes a participant's normal retirement date, and increased by 1/48 of 1% of the participants final average compensation times months of projected credit service over 25 years, not to exceed 120 months, less the amount of the participant's primary Social Security benefit. Projected credit service indicates that period of time which commences on the participant's date of hire and ends on the participant's normal retirement date. Benefits are payable for the life of the retiree only, and would be reduced on an actuarial basis if survivor options were chosen. In addition, benefits are subject to a 100% deduction for Social Security amounts.

     The years of service at October 1, 1996, under the Plan for the named executive officers were as follows: Mr. Scoggin, 1 year, 3 months; Mr. Kiel, 0 years, 1 month; Mr. Dobbs, 0 years, 1 month; Mr. Bezsylko, 1 year, 6 months; Mr. Leneweaver, 0 years, 9 months.

COMPENSATION OF DIRECTORS

     Each of the directors of the Company, other than directors who are officers or employees of the Company or The Ground Round, Inc. ("Ground Round") or of U.S. Industries, Inc. ("USI") or its affiliates, receives an annual fee of $12,000 for serving as a director. In addition, under the Company's 1992 Equity Incentive Plan, each director of the Company, excepting any officer or employee of the Company or Ground Round and any director who is an officer or an employee of USI or its affiliates, receives an option to purchase 2,000 shares of common stock of the Company when he is first elected a director of the Company and an option to purchase 1,000 shares of common stock of the Company as of the date of each meeting of shareholders at which the director is re-elected. These options are immediately exercisable at a purchase price equal to the closing price of a share of the Company's common stock on the NASDAQ/NMS on the date the option is granted and have a five-year term. During fiscal year 1996, during the time that each was a director, Messrs. Olson and Schollenberger each received an option to purchase 1,000 shares of common stock at an exercise price of $3.50 per share upon the date of re-election as a director and, Messrs. Beaumont and Weingarten, each received an option to purchase 2,000 shares of common stock at an exercise price of $3.50 per share upon their election to the Board of Directors on January 23, 1996.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

     EMPLOYMENT AGREEMENTS. The Company has entered into an employment agreement (the "agreement") with Daniel R. Scoggin, effective July 21, 1995 and amended effective August 18, 1995 under which Mr. Scoggin has agreed to serve the Company as Chairman of the Board, President and Chief Executive Officer for a term commencing on July 21, 1995 and extending until July 20, 1998. The agreement is automatically renewable on each July 21 thereafter for an additional year, unless, not later than 90 days prior to each July 21, either party gives notice to the other to terminate the agreement.

     Under the agreement, Mr. Scoggin is entitled to compensation consisting of
(i) a base salary of $350,000 per annum, and (ii) an annual bonus commencing in the Company's 1996 fiscal year. Mr. Scoggin was granted on July 21, 1995 stock options to purchase 175,000 shares of common stock of the Company in accordance with the terms of the Company's 1992 Equity Incentive Plan. Mr. Scoggin is also entitled to receive certain benefits, including but not limited to, insurance, participation in the Company's deferred compensation plan and retirement plan, and stock option and equity incentive plans, use of a Company car or a car allowance, and payment of an annual country club membership fee. The Company may terminate the agreement at any time whether for "cause" or for "disability" (as defined in the agreement). Mr. Scoggin may terminate the agreement at any time if the Company is in breach of any of its obligations to him under the agreement; if he is not re-elected to serve as both Chairman and Chief Executive Officer or is removed from any of such positions, in each case other than for cause; if the Company assigns him duties which are inconsistent with his position or if the Company requires him to relocate more than 50 miles away from the current corporate office. In the event Mr. Scoggin's employment is terminated by him pursuant to the terms of the agreement or by the Company (other than for "cause", death or "disability"), Mr. Scoggin will be entitled to receive a lump sum payment equal to 2.99 times his highest annual base salary at any time in effect. In the event Mr. Scoggin's employment terminates because of death, disability or expiration of his agreement without renewal, he will receive his base salary through the end of the calendar month of such termination or non renewal. For fiscal year 1996 and future years under the agreement, Mr. Scoggin shall be entitled to a bonus comprised of two components based on audited figures. The first component of the bonus ranges from 0% to 80% of Mr. Scoggin's base salary for the preceding fiscal year and is based on earnings before interest and taxes, excluding any profit or loss from the sale of restaurants or non-recurring items ("EBIT") as part of the budget process of the Company. The second component of the bonus ranges from 0% to 20% of Mr. Scoggin's base salary for the preceding fiscal year and is based on a range of cash flow as part of the budget process of the Company. For fiscal year 1996, Mr. Scoggin did not receive a bonus. In the event Mr. Scoggin's employment terminates because of death, disability, terminated without cause, or by expiration of his agreement without renewal, he will receive his bonus pro-rated based upon the number of days during the fiscal year he was employed. If his employment is terminated for cause or Mr. Scoggin resigns, he shall not receive any bonus for that year.

     The Company has entered into an employment agreement (the "employment agreement") with Stephen J. Kiel, effective September 1, 1996, under which Mr. Kiel has agreed to serve the Company as Senior Vice President, Chief Financial Officer and Treasurer for a term commencing upon September 1, 1996, which term shall automatically extend for successive one-year terms, until September 30, 1999, unless at least ninety (90) days prior to the expiration of the original or extended term, either party gives notice to terminate the employment agreement as of the end of the original or then extended term. Under the agreement, Mr. Kiel is entitled to compensation consisting of (i) a base salary of $175,000 per annum, and (ii) an annual bonus commencing in the Company's 1996 fiscal year, which, if earned in accordance with the Company's Corporate Office Incentive Plan, shall be paid within thirty (30) days of the annual audit of the Company. For fiscal 1996, Mr. Kiel is eligible to receive a pro rata share of any bonus earned to reflect the number of days worked by him in such year. For fiscal year 1996, Mr. Kiel did not receive a bonus. Pursuant to such employment agreement, for fiscal 1997 only, if the applicable Corporate Office Incentive Plan does not compensate Mr. Kiel with at least $75,000 (the "1997 guaranteed minimum bonus"), the Company agreed to pay Mr. Kiel an additional amount in order that the total bonus received by him is not less than the 1997 guaranteed minimum bonus. Mr. Kiel was granted on September 1, 1996 stock options to purchase 50,000 shares of common stock of the Company. The option shall become exercisable in equal installments over a three-year period, with the first installment being exercisable on August 29, 1997. Mr. Kiel is also entitled to receive certain benefits, including but not limited to medical and dental insurance plans, disability and life insurance plans, a Company car or a car allowance and participation in the Company's deferred compensation plan, retirement plan and stock option and equity incentive plans.

     SEVERANCE AGREEMENTS. The Company currently has severance agreements (the "Severance Agreements") with Daniel R. Scoggin, Chairman, Chief Executive Officer and President, and Robin L. Moroz, Vice President and General Counsel. The Severance Agreements provide benefits in the event of a "change in control" of the Company as defined therein.

     Mr. Scoggin's Severance Agreement is contained within his Employment Agreement, as amended, and provides that he will receive a lump sum payment in the event that within 24 months after a change of control (i) Mr. Scoggin terminates employment with the Company for Good Reason (as defined in the Severance Agreement) within 90 days after the event which constitutes Good Reason or (ii) Mr. Scoggin's employment with the Company is terminated by the Company for any reason other than "cause", death or "disability" (such quoted words as defined in his Employment Agreement). The lump sum payment will be equal to 2.99 times Mr. Scoggin's highest annual base salary at any time in effect and the Company shall pay any bonus due Mr. Scoggin in accordance with his Employment Agreement. In addition, for a period of two years after the termination date resulting from a change of control, Mr. Scoggin will be entitled to the benefit of all employee welfare benefit plans and arrangements in which he is entitled to participate immediately prior to the change of control (including, without limitation, medical and dental insurance plans, disability and life insurance plans, and car allowance programs).

     The Severance Agreement for Ms. Moroz provides for a bonus (a "Bonus Payment") to be received within five days after the expiration of a period of 120 days after a change of control of the Company has occurred (the "Stay Period"), if (i) during the Stay Period her employment is terminated by the Company for any reason other than cause or (ii) she does not voluntarily terminate her employment during the Stay Period other than for Good Reason (as defined in the Severance Agreements). The Bonus Payment will be equal to one-half of the employee's highest annual base salary at any time on or after the date of the Severance Agreement. Such Severance Agreement also provides for an additional payment (a "Severance Payment") to be received, if (i) within 24 months after a change in control of the Company, the employee terminates her employment with the Company for Good Reason within 90 days after the event which constitutes Good Reason or (ii) within such 24-month period, the Company terminates her employment for any reason other than cause. The Severance Payment will be equal to two times the sum of (i) the employee's highest annual base salary at any time on or after the date of the Severance Agreement and (ii) the employee's highest targeted bonus under the Company's incentive bonus plan at any time on or after the date of the Severance Agreement. In addition, Ms. Moroz will be entitled for a period of 24 months after the date of termination of employment to the benefit of all employee welfare benefit plans and arrangements in which she is entitled to participate immediately prior to the change of control (including, without limitation, medical and dental insurance plans, disability and life insurance plans, and car allowance programs).

     Each Severance Agreement provides that all outstanding Company Options (as defined below) shall vest immediately upon a change of control.

     Michael R. Jorgensen, former Chief Financial Officer, also had a Severance Agreement identical to the Severance Agreement for Ms. Moroz. In addition, the terms of his Severance Agreement were amended in August 1995 to also include one additional year of his highest annual base salary at any time in effect, if he used his best efforts to cooperate and assist with any transaction resulting from a change of control. Michael Jorgensen's agreement became null and void when he resigned from the Company on August 26, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1996 each of the following directors served as a member of the Compensation Committee of the Board of Directors: Messrs. Meachin, Mistretta, Olson and Beaumont. None of these individuals has served as an officer or employee of the Company or any of its subsidiaries. Mr. Mistretta, who is an executive officer of U.S. Industries, Inc., is one of the directors of the Company designated by JUSI Holdings, Inc. pursuant to the terms of the 1991 Stockholder Agreement (hereinafter defined). See "Certain Relationships and Related Transactions".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth to the knowledge of the Company certain information as of December 16, 1996 (unless otherwise noted) with respect to (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each director and nominee for director of the Company, (iii) each of the named executive officers of the Company, and (iv) all executive officers and directors as a group. Substantially all of the information set forth in the following table has been furnished by the persons listed in the table. Unless otherwise indicated, each person holds sole voting and investment power with respect to shares shown opposite their name.

 Name and Address of              Amount and Nature of              Percent
  Beneficial Owner               Beneficial Ownership(1)            of Class
--------------------             -----------------------            --------

JUSI Holdings, Inc.                   3,632,100 (2)                  32.5%
101 Wood Avenue South
Iselin, NJ  08830

 Name and Address of              Amount and Nature of              Percent
  Beneficial Owner               Beneficial Ownership(1)            of Class
--------------------             -----------------------            --------


Wellington Management Company, LLP     905,300 (3)                    8.1%
75 State Street
Boston, MA  02109

Dimensional Fund Advisors, Inc.        620,900 (4)                    5.6%
1299 Ocean Ave.
Santa Monica, CA  90401

GSB Holdings, Inc.                     503,300 (5)                    4.5%
One Bethany Road at Rt. 35
Building 6, Suite 94
Hazlet, NJ  07730

Daniel R. Scoggin                       63,333                          *

John A. Mistretta                       16,000 (2)                      *

Christian R. Guntner                    10,000 (2)                      *

Joseph Schollenberger                    3,000 (5) (6)                  *

James R. Olson                           3,000                          *

Fred H. Beaumont, Jr.                    2,000                          *

Allan D. Weingarten                      3,000                          *

Stephen J. Kiel                              0                          *

Anthony E. Bezsylko                      6,667                          *

A. Gerald Leneweaver                     6,667                          *

David L. Dobbs                               0                          *

Michael R. Jorgensen                         0                          *


All executive officers and directors
as a group (14 persons)                149,234                        1.3%


----------------------------
* Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days upon the exercise of an option are treated as outstanding for purposes of determining beneficial ownership and the percent beneficially owned by such person.

(2) These shares are owned of record by JUSI Holdings, Inc. ("JUSI"), which is an indirect, wholly-owned subsidiary of U.S. Industries, Inc. ("USI") and USI may therefore be deemed to own beneficially the shares of common stock owned by JUSI. The address of JUSI and USI is 101 Wood Avenue South, Iselin, NJ 08830. These shares are subject to certain restrictions contained in the Amended 1991 Stockholder Agreement by and between the Company and JUSI (as assignee from HM Holdings, Inc.) Excludes 503,300 shares of common stock owned directly by GSB Holdings. See Footnote 5 below. Also excludes any other shares of common stock that may be beneficially owned by directors, executive officers and/or employees of USI and its subsidiaries, directly or through individual employee savings plan accounts. Pursuant to the Amended 1991 Stockholder Agreement, JUSI has two nominees serving on the Company's Board of Directors, John A. Mistretta and Christian R. Guntner. See "Certain Relationships and Related Transactions."

(3) Wellington Management Company, LLC, ("WMC") is an investment advisor registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. As of December 3, 1996 WMC, in its capacity as investment adviser, may be deemed to have beneficial ownership of 905,300 shares of Company common stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class. As of December 3, 1996, WMC had voting power and dispositive power as follows:

               Sole Voting Power         =        0 Shares
               Shared Voting Power       =  163,300 Shares
               Sole Dispositive Power    =        0 Shares
               Shared Dispositive Power  =  905,300 Shares


(4) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 620,900 shares of Company common stock as of September 29, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company (the "Fund"), or in series of the DFA Investment Trust Company, a Delaware business trust (the "Trust"), or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

               Sole Voting Power         = 448,750    Shares*
               Shared Voting Power       =       0
               Sole Dispositive Power    = 620,900
               Shared Dispositive Power  =       0

    * Persons who are officers of Dimensional also serve as officers of the Fund and the Trust, each an open-end management investment company registered under the Investment Company

    Act of 1940. In their capacity as officers of the Fund and the Trust, these persons vote 87,950 additional shares which are owned by the Fund and 84,200 shares which are owned by the Trust (both included in Sole Dispositive Power above).

(5) GSB Holdings, Inc. ("GSB Holdings"), which is the record holder of 503,300 shares of Company common stock, is engaged principally in the business of holding investments and is a wholly-owned subsidiary of Great South Beach Improvement Co. ("GSB Improvement"), a corporation principally engaged in real estate development. The address of GSB Holdings is One Bethany Road at Route 15, Building 6, Suite 94, Hazlet, New Jersey 07730. Mr. Clarke is a director and officer of GSB Holdings and a director, officer and controlling shareholder of GSB Improvement and may, therefore, be deemed to own beneficially the shares of common stock owned by GSB Holdings. David H. Clarke, who is the Chairman of the Board and Chief Executive Officer of USI, is a director and officer of GSB Holdings and a director, officer and controlling shareholder of GSB Holdings' parent corporation, GSB Improvement. Excludes all shares beneficially owned by USI and any shares that may be beneficially owned by directors, executive officers and/or employees of USI and its subsidiaries, directly or through individual employee savings plan accounts, as to which Mr. Clarke and GSB Holdings and GSB Improvement disclaim beneficial ownership. Also excludes 3,000 shares of the Company common stock subject to options granted to Mr. Schollenberger, a director of the Company, who is a Vice President of GSB Holdings, as to which beneficial ownership is disclaimed.

(6) Excludes 503,300 shares of common stock owned directly by GSB Holdings, as to which beneficial ownership is disclaimed.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     JUSI AND THE AMENDED CREDIT AGREEMENT. The Amended Credit Agreement provided that upon delivery by JUSI, to the Company's Lenders of an aggregate of 100,000 shares of the Company's common stock, it shall no longer constitute an event of default under the Amended Credit Agreement if USI and its affiliates
(i) cease to be the legal and beneficial owners of at least 25% of the outstanding shares of capital stock of the Company, or (ii) shall fail to have two nominees serving on the Company's board of directors while USI owns 20% or more of the capital stock of the Company, and one nominee serving on the Company's board of directors so long as USI owns 10% or more but less than 20% of the outstanding capital stock of the Company (the events listed in clauses
(i) and (ii) being hereinafter referred to as the "Prohibited Actions"). On October 1, 1996, JUSI transferred 100,000 shares of common stock to the Lenders, whereupon the Prohibited Actions ceased to constitute events of default under the Amended Credit Agreement.


     1991 STOCKHOLDER AGREEMENT. Pursuant to the terms of an Agreement dated June 5, 1995, between HM Holdings, Inc., a Delaware corporation ("HM Holdings") and JUSI, HM Holdings assigned and JUSI assumed all of HM Holdings' rights and obligations under a stockholder agreement, dated as of August 1, 1991 between HM Holdings and the Company (the "1991 Stockholder Agreement").

     The 1991 Stockholder Agreement provides for certain rights and restrictions with respect to JUSI's ownership of the common stock of the Company. Under the 1991 Stockholder Agreement, the Company has agreed that, upon JUSI's request, the Company will use its best efforts to nominate and cause to be elected to the Company's Board of Directors two persons designated by JUSI as long as JUSI and its corporate affiliates beneficially own 20% or more of the outstanding shares of common stock, and one person designated by JUSI as long as JUSI and its corporate affiliates beneficially own less than 20% but more than 10% of the outstanding shares of common stock. Messrs. Mistretta and Guntner are the current nominees of JUSI serving on the Board of Directors. JUSI has the right to propose for election and/or to solicit proxies in favor of the election of any number of directors of the Company, but has advised the Company that it has no present intention to seek to have additional designees elected to the Board.

     The 1991 Stockholder Agreement provides that neither JUSI nor any of its corporate affiliates will acquire, directly or indirectly, such number of additional shares of common stock as would result in JUSI and such affiliates beneficially owning 50% or more of the outstanding shares of common stock unless, in such acquisition, JUSI and/or such affiliates offer to acquire all outstanding shares of common stock not held by them upon substantially the same terms and conditions.

     In its original form, the 1991 Stockholder Agreement provided that, except in certain limited circumstances, so long as JUSI or its affiliates own 20% or more of the outstanding shares of common stock, so long as JUSI or any such affiliates seek to sell or otherwise dispose of all or substantially all of the shares of common stock owned by it to a third party, except as may be otherwise approved by a majority of the members of the Board of Directors not designated by JUSI, JUSI or such affiliate would use it best efforts to cause such third party to offer to purchase all other outstanding shares of common stock upon substantially the same terms and conditions. The 1991 Stockholder Agreement provided that, if such third party fails to make such offer, JUSI or such affiliates would not so sell or otherwise dispose of such shares unless such third party agrees to be subject to the same limitation on its ability to sell and to the requirements applicable to JUSI with respect to the acquisition of 50% or more of the outstanding shares of common stock. In addition, in the 1991 Stockholders Agreement the Company agreed that, if at any time when JUSI or its affiliates own 25% or more of the outstanding shares of common stock, the Company shall propose to sell any shares of common stock or any warrants or rights therefor or securities convertible into or exchangeable therefor, to any person or entity other than JUSI or its affiliates, it shall give JUSI the opportunity to purchase such number of shares or other securities as will permit JUSI and its corporate affiliates to retain their percentage of the Company's voting power. All of the restrictions placed on JUSI which are set forth above in this paragraph, were eliminated in connection with the execution of the Amended 1991 Stockholders Agreement (described below).

     Pursuant to the 1991 Stockholder Agreement, the Company also agreed that, so long as JUSI owns 5% or more of the outstanding shares of common stock, upon JUSI's request, the Company will cause up to four registration statements to be filed with the Commission in order to permit JUSI or a corporate affiliate to sell all or a portion of its shares of common stock. In addition the Company agreed, if requested, to include some or all shares of common stock owned by JUSI or an affiliate in any registration statement it otherwise files (other than registration statements relating to employee stock options). The Company and JUSI also agreed to indemnify each other for certain liabilities that may arise in connection with any such registration statement. On September 30, 1996, JUSI exercised one of its demand registration rights by giving written notice to the Company to register its Shares. The Company intends to register the shares of common stock beneficially owned by JUSI, GSB Holdings and the Lenders.

     AMENDMENT OF 1991 STOCKHOLDER AGREEMENT. In connection with the execution of the Amended Credit Agreement, the Company and JUSI entered into an Amendment, dated as of September 12, 1996, to the 1991 Stockholder Agreement (the "Amended 1991 Stockholder Agreement), providing, among other things, that upon delivery by JUSI to the Lenders of the 100,000 shares of common stock of the Company described above, (x) JUSI would no longer be restricted from engaging in any of the Prohibited Actions, (y) the restrictions relating to the sale, transfer or disposal of the shares of common stock held by JUSI, and certain of its affiliates described above, would lapse, and (z) JUSI consented to the Company entering into the Lenders Registration Rights Agreement with the Lenders and agreed that the number of shares that JUSI would otherwise be entitled to sell pursuant to its demand registration rights may be reduced, in certain circumstances, if any of the Lenders exercised their "piggy-back" registration rights.

     1991 REGISTRATION RIGHTS AGREEMENT WITH GSB HOLDINGS. GSB Holdings, Inc. ("GSB Holdings") and the Company are parties to a Registration Rights Agreement, dated as of August 20, 1991 (the "GSB Registration Rights Agreement"), which allows GSB Holdings certain "piggyback" registration rights with respect to its shares of common stock. The Company agreed, if requested, to include no less than 50,000 shares of common stock owned by GSB Holdings in any registration statement it otherwise files (other than registration statements relating to employee stock options). On November 11, 1996, GSB exercised its piggy back registration rights by delivering written notice to the Company to register its shares. GSB Holdings agreed to observe the same lock-ups with regard to the sale of the shares of common stock owned by it as the Company agrees to, if any, in connection with such registration statement if so requested by the managing underwriter. The Company and GSB Holdings also agreed to indemnify each other for certain liabilities that may arise in connection with any such registration statement.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of January, 1997.

                                 GROUND ROUND RESTAURANTS, INC.
                                 (Registrant)

                                 By: /s/ Stephen J. Kiel
                                    --------------------------------------
                                    Stephen J. Kiel
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                      DATE
---------                               -----                                      ----
/s/ Daniel R. Scoggin                   Chairman of the Board, President,          January 24, 1997
--------------------------------        and Chief Executive Officer
Daniel R. Scoggin

/s/ Stephen J. Kiel                     Senior Vice President, Chief Financial     January 24, 1997
--------------------------------        Officer and Treasurer
Stephen J. Kiel                         (Principal Financial and
                                        Accounting Officer)

/s/ Christian R. Guntner                Director                                   January 24, 1997
--------------------------------
Christian R. Guntner

/s/ John A. Mistretta                   Director                                   January 24, 1997
--------------------------------
John A. Mistretta

/s/ James R. Olson                      Director                                   January 24, 1997
--------------------------------
James R. Olson

/s/ Joseph Schollenberger               Director                                   January 24, 1997
--------------------------------
Joseph Schollenberger

/s/ Fred H. Beaumont, Jr.               Director                                   January 24, 1997
--------------------------------
Fred H. Beaumont, Jr.

/s/ Allan D. Weingarten                 Director                                   January 24, 1997
--------------------------------
Allan D. Weingarten