Form 10-Q
period 1996-12-29
GROUND ROUND RESTAURANTS INC
filed 1997-02-12
CIK 51467

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended December 29, 1996

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

Yes [ X ] No [ ]

Number of shares of Common Stock, $ .16 2/3 par value outstanding as of February 7, 1997: 11,173,421

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       GROUND ROUND RESTAURANTS, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands, except per share amounts)

                                                                              As of             As of
                                                                           December 29,     September 29,
                                                                               1996             1996
                                                                               ----             ----
                                                                            (Unaudited)

ASSETS:

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  2,161        $  1,775
   Receivables, net of allowances for uncollectible accounts
       of $1,151 and $1,123 at December 29, 1996 and
       September 29, 1996, respectively                                          1,085           1,299
   Income tax refunds receivable                                                   279           2,550
   Inventories                                                                   1,839           2,056
   Prepaid expenses and other current assets                                     1,644           1,471
   Assets held for sale                                                          2,144          12,806
                                                                              --------        --------
       Total current assets                                                      9,152          21,957
Property and equipment:
   Land                                                                          7,042           7,042
   Buildings and leasehold improvements                                         96,941          97,235
   Machinery and equipment                                                      33,646          33,441
                                                                              --------        --------
                                                                               137,629         137,718
   Accumulated depreciation and amortization                                    55,101          53,154
                                                                              --------        --------
   Property and equipment, net                                                  82,528          84,564
Other assets                                                                    13,357          14,717
                                                                              --------        --------
                                                                              $105,037        $121,238
                                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                           $  6,630        $  8,630
   Accrued expenses                                                             12,631          15,002
   Current portion of long-term debt and capital lease obligations                 751          11,499
                                                                              --------        --------
       Total current liabilities                                                20,012          35,131

Long-term debt and capital lease obligations                                    39,583          39,947
Other long-term liabilities                                                      9,508           9,423

STOCKHOLDERS' EQUITY:
Preferred Stock, undesignated, par value $100 per share;
   authorized 30,000 shares; none issued
Common Stock, par value $.16 2/3 per share:  authorized 35,000,000 shares at December 29, 1996 and September 29, 1996; issued 11,174,000
   at December 29, 1996 and September 29, 1996                                   1,862           1,862
Additional paid-in capital                                                      57,883          57,883
Accumulated deficit                                                            (23,811)        (23,008)
                                                                              --------        --------
   Total stockholders' equity                                                   35,934          36,737
                                                                              --------        --------

                                                                              $105,037        $121,238
                                                                              ========        ========

See notes to consolidated financial statements.


                         GROUND ROUND RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                               13 Weeks Ended  13 Weeks Ended
                                                December 29,     December 31,
                                                   1996             1995
                                                   ----             ----

REVENUE                                           $49,916        $54,725
                                                  -------        -------

COSTS AND EXPENSES:
 Cost of products sold                             43,076         50,223
 Selling, general and administrative                3,788          4,056
 Depreciation and amortization                      2,376          3,213
 Interest expense, net                              1,219          1,258
 Other expense                                        260
                                                  -------        -------
                                                   50,719         58,750
                                                  -------        -------
Loss before taxes                                    (803)        (4,025)

Income taxes (benefit)                                            (1,006)
                                                  -------        -------

NET LOSS                                          $  (803)       $ (3,019)
                                                  =======        ========

Weighted average common shares outstanding         11,174          11,174


PER SHARE DATA:

Net loss per common share                         $  (.07)       $   (.27)
                                                  =======        ========


See notes to consolidated financial statements.


                         GROUND ROUND RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                     13 Weeks Ended     13 Weeks Ended
                                                       December 29,       December 31,
                                                          1996              1995
                                                          ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (803)          $(3,019)
Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                        2,749             3,315
     Deferred taxes                                                        (1,003)
Change in operating assets and liabilities:
     Accounts receivable                                    214              (231)
     Income tax refunds receivable                        2,271             1,182
     Inventories and prepaid expenses                       921               444
     Acccounts payable and other liabilities             (4,205)            1,694
                                                       --------           -------
       Net cash provided by operating activities          1,147             2,382
                                                       --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (376)             (495)
Proceeds from sales of property and equipment            10,727               658
Sale of liquor license                                                        125
                                                       --------           -------
     Net cash provided by investing activities           10,351               288
                                                       --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term borrowings                        (11,112)           (2,497)
Payments of deferred debt costs                                              (210)
                                                       --------           -------
     Net cash used in financing activities              (11,112)           (2,707)
                                                       --------           -------

NET INCREASE (DECREASE) IN CASH                             386               (37)
Cash and cash equivalents at beginning of period          1,775             2,425
                                                       --------           -------
Cash and cash equivalents at end of period             $  2,161           $ 2,388
                                                       ========           =======


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR DECEMBER 29, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)
1.   BASIS OF PRESENTATION

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Ground Round Restaurants, Inc.'s (the "Company") financial position as of December 29, 1996 and the results of operations for the 13-week period ended December 29, 1996 and the 13-week period ended December 31, 1995. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 1996.

     Certain items in specific captions in the accompanying consolidated financial statements have been reclassified for comparative purposes.

2.   COST OF PRODUCTS SOLD

     Cost of products sold comprises the following:
                                                     13 Weeks Ended  13 Weeks Ended
                                                      December 29,     December 31,
                                                          1996             1995
                                                          ----             ----

              Food and beverage costs                  $16,666          $18,809
              Labor costs                               16,417           19,329
              Other costs                                9,993           12,085
                                                       -------          -------
                                                       $43,076          $50,223
                                                       =======          =======


3.   LITIGATION

     The Company is subject to various claims and legal actions that arise in the ordinary course of business, including, but not limited to, claims and actions brought pursuant to "dram shop" statutes and under federal and state employment laws prohibiting employment discrimination. The Company believes it is not currently a party to any material pending legal proceedings as defined in Item 103 of Regulation S-K of the Securities Exchange Act of 1934, as amended.

     The Company has been named in a number of separate claims brought by former employees alleging that the Company engaged in discriminatory practices, including those based on age or sex. Plaintiffs maintaining claims of employment discrimination, such as those being brought against the Company, generally are entitled to have their claims tried by a jury and such claims may result in punitive damage awards. Most of the proceedings against the Company are still in the discovery or motion phase and management believes that the discrimination claims against the Company are without merit and the Company is actively defending the claims. Management does not expect that the resolution of these matters will have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company operated 124 and franchised 41 family-oriented, full service casual dining restaurants at December 29, 1996.

For the purposes of this discussion and analysis, the 13-week period ended December 29, 1996 and the 13-week period ended December 31, 1995 are referred to as the first quarter of 1997 and 1996, respectively.

COMPARATIVE RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 1997 AND 1996

The following table sets forth the percentages which the items in the Company's consolidated Statements of Operations bear to total revenue unless otherwise indicated:

                                          13 Weeks Ended  13 Weeks Ended
                                           December 29,    December 31,
                                               1996            1995
                                               ----            ----

     Restaurant revenue                        99.0%           99.1%
     Franchise revenue                          1.0             0.9
                                              -----           -----
         Total revenue                        100.0           100.0

     Cost of products sold (1)                 87.1            92.6
     Selling, general and administrative        7.6             7.5
     Depreciation and amortization              4.8             5.9
     Interest expense, net                      2.4             2.3
     Loss before taxes                         (1.6)           (7.4)
     Income tax benefit                                        (1.8)
     Net loss                                  (1.6)%          (5.6)%

     (1) As a percentage of Company-operated restaurant revenue.

RESTAURANT REVENUE. Restaurant revenue totalled $49.4 and $54.2 million for the first quarter of 1997 and 1996, respectively. Restaurant revenue is comprised of comparable restaurant revenue (revenue from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue, comprised of revenue from restaurants open during all of the first quarter of 1997 and the first quarter of 1996, increased by 3.8% from $46.2 million in the first quarter of 1996 to $47.9 million in the first quarter of 1997. Management believes that improved comparable sales in the first quarter of 1997 vs. the first quarter of 1996, were a result of improved execution and greater consumer awareness of the new menu introduced in the first quarter of 1996.

The average guest check was approximately $9.66 and $8.62 for the first quarter of 1997 and 1996, respectively. The increase in guest check is a result of evolving menu mix with higher priced menu items, as well as improved server communications with the guest on the new menu offerings.

Non-comparable restaurant revenue decreased by $6.6 million in the first quarter of 1997 as a result of the sale or closing of 6 restaurants during the last three quarters of fiscal 1996 and the sale or closing of 18 restaurants during the first quarter of 1997.

FRANCHISE REVENUE. The Company's franchise base consisted of 46 restaurants with franchise agreements (of which 41 are presently operating) and 45 restaurants in the first quarter of 1997 and 1996, respectively. Revenue from franchised restaurants (consisting of royalties and franchise fees) were $.4 million and $.4 million in the first quarter of 1997 and 1996, respectively. The Company received no initial franchise fees during the first quarter of 1997 or 1996.

COST OF PRODUCTS SOLD. Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totalled 33.7% and 34.7% of Company-operated restaurant revenue in the first quarter of 1997 and 1996, respectively. Restaurant operating expenses were 53.4% and 57.9% of Company-operated restaurant revenue in the first quarter of 1997 and 1996, respectively.

Food and beverage costs as a percentage of Company-operated restaurant revenue decreased by 1.0% from the first quarter of 1996 to the first quarter of 1997. The decrease can be attributed to the restaurant managers prediction of guest preferences on new menu items and through a reduction in waste. In addition, product costs in the first quarter of 1996 were negatively impacted due to non-recurring training costs during the implementation of the new menu.

Restaurant operating expenses as a percent of Company-operated restaurant revenue decreased 4.5% from the first quarter of 1996 to the first quarter of 1997 principally due to decreases in labor costs of 2.4% associated with increased kitchen staffing during the implementation of the new menu as the number of menu items increased from approximately 50 items to over 200 items in the first quarter of 1996 which were not repeated in the first quarter of 1997. Other costs decreased by 2.1%, mainly as a result of costs associated with the implementation of the new menu, which included menu design and printing costs, plateware and supplies costs in the first quarter of 1996 which were not repeated in the first quarter of 1997. Most other costs have remained at constant dollar levels due to the fixed nature of certain costs associated with operating a restaurant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were 7.6% and 7.5% of total revenue in the first quarter of 1997 and 1996, respectively. Selling expenses, comprised of advertising, point of purchase materials, development and production costs, were .3% and .5% of total revenue in the first quarter of 1997 and 1996, respectively. The decrease in selling expense during the first quarter of 1997 was primarily due to the Company's reduction in production costs for the in-store marketing programs.

General and administrative costs, comprised of restaurant manager training expenses, regional overhead and corporate administrative costs were $3.6 million or 7.3% and $3.7 million or 7.0% of total revenue in the first quarter of 1997 and 1996, respectively. General and administrative costs have remained at a constant dollar level from 1997 to 1996, with the exception of decreases in management training expenses due to fewer restaurants and in corporate overhead expenses as a result of a reduction in administrative personnel.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 4.8% and 5.9% of total revenue in the first quarter of 1997 and 1996, respectively. The decrease in depreciation and amortization on a constant dollar basis was due mainly to the sale or closing of 27 restaurants during fiscal 1996 and the first quarter of 1997.

OTHER EXPENSE. The first quarter of 1997 reflects approximately $.3 million in expenses related to the settlement of a lawsuit for $.5 million of which $.2 million was reserved for in fiscal 1996.

INTEREST EXPENSE. Interest expenses were 2.4% and 2.3% of total revenue in the first quarter of 1997 and 1996, respectively. The Company's weighted average borrowing rates were 8.1% and 7.7% for the first quarter of 1997 and the first quarter of 1996, respectively.

INCOME TAXES. The Company's effective income tax rates were 0% and 25% during the first quarter of 1997 and the first quarter of 1996, respectively.

NET INCOME. As a result of the above, the Company reported a net loss of $.8 million, or $ (.07) per share, in the first quarter of 1997, and a net loss of $3.0 million, or $ (.27) per share, in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

A significant amount of the Company's restaurant sales are tendered in cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $10.9 million and $13.2 million as of December 29, 1996 and September 29, 1996, respectively.

Net cash provided by operating activities totalled $1.1 million in the first quarter of 1997 as compared with $2.4 million in 1996. The decrease is primarily attributed to the costs associated with closing 18 restaurants in the first quarter of 1997 and the payout of the restaurant management's annual bonus. The Company incurred capital expenditures totalling $.4 million for restaurant capital maintenance during the first quarter of 1997, and $.5 million for restaurant capital maintenance during the first quarter of 1996. Available cash, cash flow from operations and proceeds from sales of restaurant locations of approximately $10.4 million funded first quarter 1997 capital expenditures and provided for the repayment of $10.7 million in borrowings under the Company's credit facility with its banks.

On September 12, 1996 the Company and its lenders restructured its existing credit facility by entering into the Amended and Restated Credit Agreement ("Amended Credit Agreement") which consolidated the then existing Tranche A revolving loan, Tranche A Term Loans and Tranche B Term Loans into a single term loan in the aggregate principle amount of approximately $48,485,000. The interest rate is calculated at LIBOR plus 2.625% on the Company's LIBOR loans and alternate base rate ("ABR") plus .75% on the Company ABR based loans. The loan is scheduled to mature on May 31, 1997, subject to an automatic extension to December 31, 1997 if the principal amount of the loan is reduced by $10.8 million prior to May 31, 1997 (which amount has been repaid as of the date hereof) and the absence of one event of default under the Amended Credit Agreement on such date. Through February 7, 1997 the Company has reduced its outstanding debt balance by $12.5 million. On December 29, 1996 and September 29, 1996, the Company's borrowings under its credit facility were $37.8 million and $48.4 million, respectively. There are no material unused amounts of credit. The Amended Credit Agreement contains financial covenants, including minimum levels of net worth and certain required measures of profitability. The Company is required to make accelerated principal payments based upon excess cash flows from operations, the sale of certain assets and the offering proceeds from the sale of stock of the Company. Provisions of the Amended Credit Agreement restricting the payment of dividends would prevent the Company from paying dividends over the term of the Amended Credit Agreement.

In consideration of the banks entering into the Amended Credit Agreement, the Company agreed to pay a maximum fee of $2.7 million to the lenders evidenced by Convertible Notes. This fee is subject to reduction to $1.3 million if the outstanding debt balance is reduced by $10.4 million before May 31, 1997. Through February 7, 1997 the Company has reduced its outstanding debt balance by $12.5 million, and accordingly $1.3 million has been included as a component of other expense in the consolidated statement of operations at September 29, 1996. The holder of each Convertible Note has the right to convert the principal amount thereof into common stock of the Company, after May 1, 1997, at the price of approximately $2.71 per share.

During 1996, in accordance with the terms of the Amended Credit Agreement, the Company entered into two interest rate cap agreements for interest rate protection in the aggregate of $25,000,000 expiring during fiscal 1997. The fixed interest rate on these contracts ranged from 8% to 10%. The interest rate cap agreements had an immaterial effect on the Company's interest expense during the first quarter of 1997 and the first quarter of 1996.

The Company expects to incur approximately $2.7 million in capital expenditures during fiscal 1997. Management believes that existing cash, net cash provided by operating activities, and proceeds from the sale of restaurant locations, already transacted, will be sufficient to meet operating needs, fund anticipated capital expenditures and service debt requirements, assuming that the Amended Credit Agreement is either extended or restructured. While Management believes its Amended Credit Agreement will be restructured in a manner that will be satisfactory to the Company and its banks, there can be no assurance that the Company will be able to restructure or obtain alternative financing.

The effect of inflation has not been a factor upon either the operations or the financial condition of the Company. The Company's business is not significantly seasonal in nature.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, statements found in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to operate existing restaurants profitably, changes in local, regional and national economic conditions, especially economic conditions in the areas in which the Company's restaurants are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, employee benefits and similar costs, the ability of the Company to restructure its Amended Credit Agreement and the terms therof and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

In the first quarter of 1997, consummated the sale of 11 restaurants to Lone Star Steakhouse and Saloon, Inc., as referenced on Form 8-K filed on October 11, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None.

(b)  Reports on Form 8-K  filed during the first quarter of fiscal 1997.

     Date of Report            Items Reported
     --------------            --------------

     October 11, 1996          Under Item 2, the Company reported the sale of
                               restaurants and under Item 5, the Company reported the restructuring of its credit facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GROUND ROUND RESTAURANTS, INC.

Date:    February 11, 1997               By:/s/ Stephen J. Kiel
                                         ----------------------
                                         Stephen J. Kiel
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         duly authorized