Form 10-K/A
period 1996-09-29
GROUND ROUND RESTAURANTS INC
filed 1997-03-18
CIK 51467

                                AMENDMENT NO.2 TO


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


Comparable restaurant revenue, comprised of revenue from restaurants open during all of 1996 and 1995, decreased in 1996 by 0.9% to $206.4 million for the comparable 1995 52-week period. Comparable restaurant revenue in 1995 decreased by 5.3% for the comparable 1994 52-week period. Management believes that improved comparable sales in 1996 vs. 1995, as compared to 1995 vs. 1994, was the result of the new menu introduced in December 1995 with over 200 offerings. As the Company improved menu execution and service, the comparable sales continued to increase as demonstrated in the fourth quarter. Comparable restaurant revenue increased by 1.5% in the fourth quarter of 1996 as compared to the fourth quarter of 1995. In management's opinion, the decline in comparable sales levels in 1995 vs. 1994 were primarily impacted by increased competition within the casual dining sector, coupled with a change in consumer spending.



The average guest check was approximately $9.02, $8.21 and $8.12 in 1996, 1995 and 1994 respectively. The increase in guest check resulted in an increase in comparable restaurant revenues of $20.3 million in 1996 through the implementation of a menu expansion with higher priced menu items. The guest count declined by 9.8% in 1996 and by 6.1% in 1995 resulting in a reduction of $20.3 million and $13.3 million in revenues respectively. Management believes the reduction in 1996 was a result of discontinuing discounts offered primarily to bar and kids menu patrons. Sales of alcoholic beverages (excluding soda) were approximately 19%, 20% and 21% of revenue in 1996, 1995 and 1994, respectively.


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


COST OF PRODUCTS SOLD. Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totaled 35.1%, 32.4% and 31.8% of Company-operated restaurant revenue in 1996, 1995 and 1994, respectively. The increase in the cost of products sold in 1996 reduced profits by $5.9 million. Restaurant operating expenses were 57.6%, 55.7% and 52.1% of Company-operated restaurant revenue, respectively, in 1996, 1995 and 1994.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


The information called for pursuant to this Part III, items 10, 11, 12 and 13, is provided in the Company's proxy statement in connection with the Special Meeting in Lieu of the Annual Meeting of Shareholders in connection with the 1997 meeting.

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

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1997.


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

SIGNATURE                            TITLE                                      DATE
---------                            -----                                      ----

/s/ Daniel R. Scoggin                Chairman of the Board, President,          March 18, 1997
------------------------------       and Chief Executive Officer
Daniel R. Scoggin

/s/ Stephen J. Kiel                  Senior Vice President, Chief Financial     March 18, 1997
------------------------------       Officer and Treasurer
Stephen J. Kiel                      (Principal Financial and
                                     Accounting Officer)


/s/ Christian R. Guntner             Director                                   March 18, 1997
------------------------------
Christian R. Guntner

/s/ John A. Mistretta                Director                                   March 18, 1997
------------------------------
John A. Mistretta

/s/ James. R. Olson                  Director                                   March 18, 1997
------------------------------
James R. Olson

/s/ Joseph Schollenberger            Director                                   March 18, 1997
------------------------------
Joseph Schollenberger

/s/ Fred H. Beamont, Jr.             Director                                   March 18, 1997
------------------------------
Fred H. Beamont, Jr.

/s/ Allan D. Weingarten              Director                                   March 18, 1997
------------------------------
Allan D. Weingarten

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