Form 10-Q
period 1997-03-30
GROUND ROUND RESTAURANTS INC
filed 1997-05-14
CIK 51467

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly period ended March 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___ to ___



Commission File Number: 1-6192


                         GROUND ROUND RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


New York                                                              13-5637682
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

Number of shares of Common Stock, $ .16 2/3 par value outstanding as of May 9, 1997: 11,173,421

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GROUND ROUND RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 30, 1997 AND SEPTEMBER 29, 1996
                (Dollars in thousands, except per share amounts)

                                                                                  1997             1996
                                                                                  ----             ----
ASSETS:                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $     957        $   1,775
   Receivables, net of allowances for uncollectible accounts
       of $1,079 and $1,123 at March 30, 1997 and
       September 29, 1996, respectively                                             1,328            1,299
   Income tax refunds receivable                                                        0            2,550
   Inventories                                                                      1,749            2,056
   Prepaid expenses and other current assets                                        1,889            1,471
   Assets held for sale                                                             1,625           12,806
                                                                                ---------        ---------
       Total current assets                                                         7,548           21,957
Property and equipment:
   Land                                                                             7,042            7,042
   Buildings and leasehold improvements                                            97,179           97,235
   Machinery and equipment                                                         33,948           33,441
                                                                                ---------        ---------
                                                                                  138,169          137,718
   Accumulated depreciation and amortization                                       57,172           53,154
                                                                                ---------        ---------
       Property and equipment, net                                                 80,997           84,564
Other assets                                                                       12,565           14,717
                                                                                ---------        ---------
Total Assets                                                                    $ 101,110        $ 121,238
                                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                             $   5,436        $   8,630
   Accrued expenses                                                                12,561           15,002
   Current portion of long-term debt and capital lease obligations                    595           11,499
   Term loan payable to bank (see Note 4)                                          37,138                0
                                                                                ---------        ---------
       Total current liabilities                                                   55,730           35,131

Long-term debt and capital lease obligations                                        1,738           39,947
Other long-term liabilities                                                         9,334            9,423

STOCKHOLDERS' EQUITY:
   Preferred Stock, undesignated, par value $100 per share;
       authorized 30,000 shares; none issued
   Common Stock, par value $.16 2/3 per share:  authorized 35,000,000 shares at March 30, 1997 and September 29, 1996; issued 11,174,000
       at March 30, 1997 and September 29, 1996                                     1,862            1,862
   Additional paid-in capital                                                      57,883           57,883
   Accumulated deficit                                                            (25,437)         (23,008)
                                                                                ---------        ---------
       Total stockholders' equity                                                  34,308           36,737
                                                                                ---------        ---------
Total Liabilities and Stockholders' Equity                                      $ 101,110        $ 121,238
                                                                                =========        =========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)




                                                      13 Weeks Ended                     26 Weeks Ended
                                                 March 30,        March 31,        March 30,        March 31,
                                                   1997             1996             1997             1996
                                                 ---------        ---------        ---------        ---------
REVENUE                                          $  46,434        $  54,958        $  96,350        $ 109,683

COSTS AND EXPENSES:
   Cost of products sold                            40,863           51,185           83,939          101,408
   Selling, general and administrative               3,807            4,227            7,595            8,283
   Depreciation and amortization                     2,201            2,958            4,577            6,171
   Interest expense, net                             1,189            1,192            2,408            2,450
   Other expense                                         0              125              260              125
                                                 ---------        ---------        ---------        ---------
                                                    48,060           59,687           98,779          118,437
                                                 ---------        ---------        ---------        ---------

Loss before income tax benefit                      (1,626)          (4,729)          (2,429)          (8,754)

Income tax benefit                                       0           (1,183)               0           (2,189)
                                                 ---------        ---------        ---------        ---------
NET LOSS                                           $(1,626)         $(3,546)       $  (2,429)       $  (6,565)
                                                 =========        =========        =========        =========


Weighted average common shares outstanding          11,173           11,173           11,173           11,173

PER SHARE DATA:

Net loss per common share                        $    (.15)       $    (.32)       $    (.22)       $    (.59)
                                                 =========        =========        =========        =========






See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         26 Weeks Ended          26 Weeks Ended
                                                             March 30,               March 31,
                                                               1997                   1996
                                                               ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $       (2,429)     $       (6,565)
Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                                  5,353               6,382
     Deferred taxes                                                     0              (2,110)
Change in operating assets and liabilities:
     Accounts receivable                                              140                (368)
     Income tax refunds receivable                                  2,550               1,541
     Inventories and prepaid expenses                                 726                 913
     Acccounts payable and other liabilities                       (5,623)              2,850
                                                           --------------      --------------
     Net cash provided by operating activities                        717               2,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                   (949)               (975)
Proceeds from sales of property and equipment                      11,329               1,793
Sale of liquor license                                                 60                 293
                                                           --------------      --------------
     Net cash provided by investing activities                     10,440               1,111

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term borrowings                                  (11,975)             (4,900)
Payments of deferred debt costs                                         0                (216)
                                                           --------------      --------------
     Net cash used by financing activities                        (11,975)             (5,116)

NET DECREASE IN CASH                                                 (818)             (1,362)
Cash and cash equivalents at beginning of period                    1,775               2,425
                                                           --------------      --------------
Cash and cash equivalents at end of period                 $          957      $        1,063
                                                           ==============      ==============






See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIODS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                                   (Unaudited)


1.   BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Ground Round Restaurants, Inc.'s (the "Company") financial position as of March 30, 1997 and the results of operations for the 13-week and 26-week periods ended March 30, 1997 and March 31, 1996. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 29, 1996 and Form 10-Q for the quarterly period ended December 29, 1996.

Certain items in specific captions in the accompanying consolidated financial statements have been reclassified for comparative purposes.

2.   COST OF PRODUCTS SOLD

Cost of products sold comprises the following:

                                        13 Weeks Ended                        26 Weeks Ended
                                  March 30,          March 31,          March 30,          March 31,
                                    1997               1996               1997               1996
                                  --------           --------           --------           --------
Food and beverage costs           $ 15,191           $ 19,360           $ 31,857           $ 38,169
Labor costs                         15,795             19,364             32,212             38,693
Other costs                          9,877             12,461             19,870             24,546
                                  --------           --------           --------           --------
                                  $ 40,863           $ 51,185           $ 83,939           $101,408
                                  ========           ========           ========           ========

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

The Company has been named in a number of separate claims brought by former employees alleging that the Company engaged in discriminatory practices, including those based on age or sex. Plaintiffs maintaining claims of employment discrimination, such as those being brought against the Company, generally are entitled to have their claims tried by a jury and such claims may result in punitive damage awards. In December 1996, the Company settled a pending litigation for approximately $0.5 million which was paid in the first quarter of fiscal 1997. Most of the remaining proceedings against the Company are still in the discovery or motion phase and management believes that the discrimination claims against the Company are without merit and the Company is actively defending the claims. Management does not expect that the resolution of these matters will have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

4.   DEBT

On September 12, 1996 the Company and its lenders restructured its existing credit agreement dated October 8, 1993, by entering into the Amended and Restated Credit Agreement ("Amended Credit Agreement") dated September 12, 1996, which consolidated the then existing Tranche A revolving loan, Tranche A Term Loans and Tranche B Term Loans into a single term loan in the aggregate principal amount of approximately $48.5 million. Interest on the facility will be payable at LIBOR plus 2.625% on the Company's LIBOR loans and Alternate Base Rate ("ABR") plus 0.75% on the Company's ABR based loans.

In consideration of the Lenders entering into the Amended Credit Agreement, the Company and each of the Borrowers executed a series of Convertible Notes dated September 12, 1996, whereby the Borrowers promised to pay the Lenders a restructuring fee in the aggregate sum of approximately $2.7 million which has been reduced to approximately $1.36 million as a result of certain prepayments of the credit facility. The loan is scheduled to mature on May 31, 1997, subject to an automatic extension to December 31, 1997 if $10.8 million of the principal amount of such credit facility is prepaid prior to May 31, 1997 (which amount has been repaid as of the date hereof), and the absence of any default under the Amended Credit Agreement on such date. Through May 9, 1997 the Company has reduced its outstanding debt balance by $12.5 million. The Lenders have the right to demand payment of the $1.36 million fee commencing May 25, 1997.

The term loan has been reclassified as current since the maturity date is within the next 12 months. The Company is attempting to refinance or further extend the existing credit facility in connection with sales and leaseback transactions involving approximately 18 restaurant sites, owned in fee, which would enable the Company to repay a portion of the term loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company operated 122 and franchised 41 full service casual dining restaurants at March 30, 1997.

For the purposes of this discussion and analysis, the 13-week periods ended March 30, 1997 and March 31, 1996 are referred to as the second quarter of 1997 and 1996, respectively. The 26-week periods ended March 30, 1997 and March 31, 1996 are referred to as the first six months ended 1997 and 1996, respectively.

COMPARATIVE RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996

The following table sets forth the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenue unless otherwise indicated:

                                                Second Quarter Ended              First Six Months Ended
                                             March 30,         March 31,        March 30,         March 31,
                                               1997              1996              1997              1996
                                               ----              ----              ----              ----
Restaurant revenue                              99.0%             99.3%             99.0%             99.2%
Franchise revenue                                1.0               0.7               1.0               0.8
                                              ------            ------            ------            ------
    Total revenue                              100.0             100.0             100.0             100.0

Cost of products sold (1)                       88.9              93.8              88.0              93.2
Selling, general and administrative              8.2               7.7               7.9               7.6
Depreciation and amortization                    4.7               5.4               4.8               5.6
Interest expense, net                            2.6               2.2               2.5               2.2
Other expense                                    0.0               0.2               0.3               0.1

                                 Second Quarter Ended                First Six Months Ended
                             March 30,          March 31,          March 30,         March 31,
                               1997               1996               1997               1996
                               ----               ----               ----               ----
Loss before taxes              (3.5)              (8.6)              (2.5)              (8.0)
Income tax benefit              0.0               (2.1)               0.0               (2.0)
Net loss                       (3.5)%             (6.5)%             (2.5)%             (6.0)%

     (1) As a percentage of Company-operated restaurant revenue.

RESTAURANT REVENUE. Restaurant revenue totaled $46.0 million for the second quarter and $95.4 million for the six months ended March 30, 1997 and $54.6 million and $108.8 million for the second quarter and six months ended March 31, 1996. Restaurant revenue is comprised of comparable restaurant revenue (revenue from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue, comprised of revenue from restaurants open during all of the first six months of 1997 and 1996, increased by 1.7% from $90.8 million to $92.4 million but decreased 0.3% in the second quarter of 1997 to $45.5 million from $45.7 million. Improved comparable food sales in the second quarter and first six months of 1997 of 3.1% and 5.2%, respectively, were offset by a decrease of 13.0% and 10.8% in alcoholic beverage sales for the same periods of time. Management believes the increases in the food sales were largely due to improved execution and greater consumer awareness of the new menu introduced in the first quarter of 1996. Decreases in the alcoholic beverage sales were due to a delay in matching the Company's alcoholic beverage program to the Company's changing customer base resulting from the Company's enhanced menu and the elimination of discounting. During the third quarter of fiscal 1997 the Company has hired a new Vice President of Marketing who will implement a new alcoholic beverage program incorporating server training, in-store promotions and customer preferences.

The average guest check was approximately $9.70 and $9.68 for the second quarter and first six months of 1997 and $8.98 and $8.80 for the same periods of time in 1996. Management believes the increase in guest check is a result of evolving menu mix with higher priced menu items, as well as improved server communications with the guest on the new menu offerings.

Non-comparable restaurant revenue decreased by $8.4 million in the second quarter and $15.0 million for the first six months of 1997 as a result of the sale or closing of six restaurants during the last three quarters of fiscal 1996, the sale or closing of 18 restaurants during the first quarter of 1997 and the closing of three restaurants (of which two are due to fire) during the second quarter of 1997.

FRANCHISE REVENUE. The Company's franchise base consisted of 46 restaurants with franchise agreements (of which 41 are presently operating) during the second quarter of 1997 and 44 restaurants in the second quarter of 1996. Revenue from franchised restaurants (consisting of royalties and franchise fees) were $0.4 million and $0.9 million in the second quarter and and first six months ended March 30, 1997 and $0.3 million and $0.8 million for the same periods ending March 31, 1996.

COST OF PRODUCTS SOLD. Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totaled 33.1% and 33.4% of Company-operated restaurant revenue in the second quarter and first six months of 1997, respectively, versus 35.5% and 35.1% for the second quarter and first six months of 1996, respectively. Restaurant operating expenses were 55.9% and 58.3% of Company-operated restaurant revenue in the second quarter of 1997 and 1996 and 54.6% and 58.1% in the first six months of 1997 and 1996, respectively. Food and beverage costs as a percentage of Company-operated restaurant revenue decreased by 2.4% from the second quarter of 1996 to the second quarter of 1997 and decreased by 1.7% for the first six months of 1996 to the first six months of 1997. The decrease can be partly attributed to improved purchasing practices and through a reduction in waste. In addition, product costs in the first six months of 1996 were negatively impacted due to non-recurring training costs during the implementation of the new menu.

Restaurant operating expenses as a percent of Company-operated restaurant revenue decreased 2.4% from the second quarter of 1996 to the second quarter of 1997 and 3.5% from the first six months ended March 31, 1996 and March 30, 1997 principally due to decreases in labor costs of 1.1% and 1.8% for the second quarter and first six months of 1997, respectively, associated with increased kitchen staffing during the implementation of the new menu as the number of menu items increased from approximately 50 items to over 200 items in the first quarter of 1996 which were not repeated in 1997. Other costs decreased by 1.3% and 1.8% for the second quarter and first six months of 1997, mainly as a result of costs associated with the implementation of the new menu, which included menu design and printing costs, plateware and supplies costs in the first quarter of 1996 which were not repeated in 1997. Most other costs have remained at constant dollar levels due to the fixed nature of certain costs associated with operating a restaurant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were 8.2% and 7.9% of total revenue in the second quarter and first six months of 1997 and 7.7% and 7.6% for the same periods in 1996. Selling expenses, comprised of the design, development and production costs associated with point of purchase materials, were 0.2% and 0.3% of total revenue in the second quarter and first six months of 1997 as compared to 0.4% and 0.5% for the second quarter and first six months of 1996. The decrease in selling expense during the first six months of 1997 was primarily due to the Company's reduction in production costs for the in-store marketing programs.

General and administrative costs, comprised of restaurant manager training expenses, regional overhead and corporate administrative costs were $3.7 million or 8.0% and $7.3 million or 7.7% of total revenue in the second quarter and first six months of 1997 and $4.0 million or 7.2% and $7.7 million or 7.0% in the same periods of 1996. General and administrative costs have decreased as a result of lower training costs due to fewer restaurants and decreases in corporate overhead expenses as a result of a reduction in administrative personnel.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 4.7% and 4.8% of total revenue for the second quarter and the first six months ended March 31, 1997 and 5.4% and 5.6% of total revenue in the second quarter and first six months of 1996, respectively. The decrease in depreciation and amortization on a constant dollar basis was due mainly to the sale or closing of 27 restaurants during fiscal 1996 and the first six months of 1997.

OTHER EXPENSE. The first six months of 1997 reflects approximately $0.3 million in expenses related to the settlement of a lawsuit for $0.5 million, which was paid in the first quarter of 1997. Fiscal 1996 included a $0.2 million reserve for this settlement.

INTEREST EXPENSE. Interest expenses were 2.6% and 2.5% of total revenue in the second quarter and first six months of 1997 versus 2.2% for both the second quarter and first six months ended March 31, 1996. The Company's weighted average borrowing rates were 8.2% and 8.4% for the second quarter and first six months of 1997 and 7.9% for both the second quarter and first six months of 1996.

INCOME TAXES. The Company's effective income tax rates were 0% during the second quarter and first six months of 1997 and 25% for the second quarter and first six months of 1996.

NET LOSS. As a result of the above, the Company reported a net loss of $1.6 million, or $(0.15) per share and $2.4 million or $(0.22) per share for the second quarter and first six months of 1997, respectively, compared to a net loss of $3.5 million, or $(0.32) per share and $6.6 million, or $(0.59) per share for the same periods of time in 1996.

LIQUIDITY AND CAPITAL RESOURCES

A significant amount of the Company's restaurant sales are tendered in cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $11.0 million, excluding the term loan payable to lenders in the amount of $37.1 million, and $13.2 million as of March 30, 1997 and September 29, 1996, respectively.

Net cash provided by operating activities totaled $0.7 million in the first six months of 1997 as compared with $2.6 million in the first six months of 1996. The decrease is primarily attributed to the costs associated with closing 18 restaurants in the first quarter of 1997 and the increase in the amount paid for the restaurant management's annual bonus. The Company incurred capital expenditures totaling $0.9 million for restaurant capital maintenance during the first six months of 1997, and $1.0 million for restaurant capital maintenance during the first six months of 1996. The Company expects to incur approximately $1.9 million in capital expenditures during fiscal 1997. Available cash, cash flow from operations and proceeds from sales of restaurant locations in fiscal 1997 of approximately $11.3 million funded 1997 capital expenditures and provided for the repayment of $11.3 million in borrowings under the Company's credit facility with its banks during the first six months of 1997.

On September 12, 1996 the Company and its lenders restructured its existing credit facility by entering into the Amended and Restated Credit Agreement ("Amended Credit Agreement") which consolidated the then existing Tranche A revolving loan, Tranche A Term Loans and Tranche B Term Loans into a single term loan in the aggregate principle amount of approximately $48.5 million. The interest rate is calculated at LIBOR plus 2.625% on the Company's LIBOR loans and alternate base rate ("ABR") plus 0.75% on the Company ABR based loans. On March 30, 1997 and September 29, 1996, the Company's borrowings under its credit facility were $37.1 million and $48.4 million, respectively. From the commencement of negotiations in May 1996 through May 9, 1997, the Company has reduced its outstanding debt balance by $12.5 million. There are no material unused amounts of credit available to the Company under the credit facility. The Amended Credit Agreement contains financial covenants, including minimum levels of net worth and certain required measures of profitability. The Company is required to make accelerated principal payments based upon excess cash flows from operations, the sale of certain assets and the offering proceeds from the sale of stock of the Company. Provisions of the Amended Credit Agreement restricting the payment of dividends would prevent the Company from paying dividends over the term of the Amended Credit Agreement. The term loan has been reclassified as current since the maturity date is within the next 12 months. The Company is attempting to refinance or further extend the existing credit facility and is contemplating sales and leaseback transactions involving approximately 18 restaurant sites, the proceeds of which would be used to repay a portion of the term loan.

In consideration of the Lenders entering into the Amended Credit Agreement, the Company and each of the Borrowers executed a series of Convertible Notes dated September 12, 1996, whereby the Borrowers promised to pay to the Lenders a restructuring fee in the aggregate sum of approximately $2.7 million which has been reduced to approximately $1.36 million as a result of certain prepayments of the credit facility. The Lenders have the right to demand payment of the $1.36 million fee commencing May 25, 1997. The loan is scheduled to mature on May 31, 1997, subject to automatic extension to December 31, 1997 if $10.8 million of the principal amount of such credit facility is prepaid prior to May 31, 1997 (which amount has been repaid as of the date hereof), and the absence of any default under the Amended Credit Agreement on such date. There can be no assurance that the Amended Credit Agreement will be automatically extended on May 31, 1997 or that the Company will be able to negotiate an extension of such agreement. Furthermore, there can be no assurance that the Company will be able to pay the $1.36 million fee to the Lenders evidenced by the Convertible
Notes, or have sufficient cash available to meet operating needs and fund anticipated capital expenditures through 1997, in the event that the Lenders demand for payment of the Convertible Notes pursuant to the terms thereof. Non-payment of the Convertible Notes would be an event of default under the Amended Credit Agreement and could adversely affect the Company's ability to automatically extend such Amended Credit Agreement on May 31, 1997. Any of such events would have a material adverse effect on the Company.

The New York State Department of Taxation and Finance conducted a sales tax audit of the Company for the period commencing December 1992 through November 1995, resulting in an assessment of approximately $0.7 million of additional sales and use taxes, inclusive of penalties and interest, will in management's opinion, be settled for an amount less than the $0.7 million mentioned above. The Company has previously established reserves against earnings in a sufficient amount to cover this assessment.

The effect of inflation has not been a factor upon either the operations or the financial condition of the Company. The Company's business is not significantly seasonal in nature.

SALE OF RESTAURANTS.

The Company is currently considering entering into sales and leaseback transactions involving approximately eighteen (18) restaurant sites that are owned by the Company in fee, in connection with a possible refinancing and further extension of the Company's credit facility beyond December 31, 1997. The Company has retained a broker to assist in the transaction and will pay commissions of between 1.5% and 3.0% of the sale price received by the Company. The Company believes that a sale and leaseback of most or all of the Company owned restaurants will provide the Company with additional cash for operations and the ability to repay a portion of the Company's credit facility thereby facilitating refinancing and/or extending the Company's credit facility. However, there can be no assurance that the Company will be able to complete such sales and leaseback transactions on commercially acceptable terms or that the Lenders will consent to such transaction.

FORWARD-LOOKING INFORMATION.

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

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits  None



(b) No reports on Form 8-K were filed during the second quarter of fiscal 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GROUND ROUND RESTAURANTS, INC.

Date:    May 14, 1997                     By:/s/ Stephen J. Kiel
                                             -------------------
                                          Stephen J. Kiel
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          duly authorized