Form 10-Q
period 1997-06-29
GROUND ROUND RESTAURANTS INC
filed 1997-08-13
CIK 51467

                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly period ended June 29, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Number of shares of Common Stock, $ .16 2/3 par value outstanding as of August 8, 1997: 11,173,421

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GROUND ROUND RESTAURANTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 29, 1997 AND SEPTEMBER 29, 1996 (Dollars in
                      thousands, except per share amounts)
                                  (Unaudited)


                                                       1997             1996
                                                     ---------       ---------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                          $   1,049       $   1,775
  Receivables, net of allowances for
     uncollectible accounts of $991 and
     $1,123 at June 29, 1997 and
     September 29, 1996, respectively                    1,270           1,299
  Income tax refunds receivable                              0           2,550
  Inventories                                            1,946           2,056
  Prepaid expenses and other current assets              1,990           1,471
  Assets held for sale                                   1,579          12,806
                                                     ---------       ---------
     Total current assets                                7,834          21,957

Property and equipment:
  Land                                                   7,042           7,042
  Buildings and leasehold improvements                  97,929          97,235
  Machinery and equipment                               34,086          33,441
                                                     ---------       ---------
                                                       139,057         137,718
  Accumulated depreciation and amortization             59,583          53,154
                                                     ---------       ---------
     Property and equipment, net                        79,474          84,564
Other assets                                            12,027          14,717
                                                     ---------       ---------
Total Assets                                         $  99,335       $ 121,238
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                   $   7,212       $   8,630
  Accrued expenses                                      11,454          15,002
  Current portion of long-term debt
     and capital lease obligations                         640          11,499
  Term loan payable to bank (see Note 4)                37,138               0
                                                     ---------       ---------
     Total current liabilities                          56,444          35,131

Long-term debt and capital lease obligations             1,780          39,947
Other long-term liabilities                              8,678           9,423

STOCKHOLDERS' EQUITY:
  Preferred Stock, undesignated, par value
     $100 per share; authorized 30,000
     shares; none issued Common Stock,
     par value $.16 2/3 per share: authorized
     35,000,000 shares at June 29, 1997
     and September 29, 1996; issued
     11,173,421 at June 29, 1997
     and September 29, 1996                              1,862           1,862
  Additional paid-in capital                            57,883          57,883
  Accumulated deficit                                  (27,312)        (23,008)
                                                     ---------       ---------
     Total stockholders' equity                         32,433          36,737
                                                     ---------       ---------
Total Liabilities and Stockholders' Equity           $  99,335       $ 121,238
                                                     =========       =========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)




                                           13 Weeks Ended                  39 Weeks Ended
                                       June 29,       June 30,        June 29,        June 30,
                                        1997            1996           1997             1996
                                     ------------------------        -------------------------

REVENUE                              $  45,736       $  55,779       $ 142,086       $ 165,462

COSTS AND EXPENSES:
  Cost of products sold                 40,349          51,148         124,288         152,556
  Selling, general and
    administrative                       3,715           4,336          11,310          12,619
  Depreciation and amortization          2,214           2,893           6,791           9,064
  Interest expense, net                  1,214           1,183           3,622           3,633
  Other expense                            118             373             378             498
                                     ---------       ---------       ---------       ---------
                                        47,610          59,933         146,389         178,370
                                     ---------       ---------       ---------       ---------
Loss before income tax benefit          (1,874)         (4,154)         (4,303)        (12,908)

Income tax benefit                           0          (1,038)              0          (3,227)
                                     ---------       ---------       ---------       ---------

NET LOSS                             $  (1,874)      $  (3,116)      $  (4,303)      $  (9,681)
                                     =========       =========       =========       =========


Weighted average common
  shares outstanding                    11,173          11,173          11,173          11,173

PER SHARE DATA:

Net loss per common share            $    (.17)      $    (.28)      $    (.39)      $    (.87)
                                     =========       =========       =========       =========

See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                               39 Weeks Ended  39 Weeks Ended
                                                   June 29,        June 30,
                                                     1997            1996
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ (4,303)      $ (9,681)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                      7,974          9,378
   Deferred taxes                                         0         (3,015)
Change in operating assets and liabilities:
   Accounts receivable                                  222           (228)
   Income tax refunds receivable                      2,550          1,541
   Inventories and prepaid expenses                     428          1,280
   Accounts payable and other liabilities            (5,675)         4,040
                                                   --------       --------
   Net cash provided by operating activities          1,196          3,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                   (1,423)        (1,471)
Proceeds from sales of property and equipment        11,329          3,034
Sale of liquor license                                   60            293
                                                   --------       --------
   Net cash provided by investing activities          9,966          1,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term borrowings                    (11,888)        (5,322)
Payments of deferred debt costs                           0           (460)
                                                   --------       --------
   Net cash used by financing activities            (11,888)        (5,782)

NET DECREASE IN CASH                                   (726)          (611)
Cash and cash equivalents at beginning
  of period                                           1,775          2,425
                                                   --------       --------
Cash and cash equivalents at end of period         $  1,049       $  1,814
                                                   ========       ========


See notes to consolidated financial statements.

                         GROUND ROUND RESTAURANTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS
                      ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                   (Unaudited)


1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Ground Round Restaurants, Inc.'s (the "Company") financial position as of June 29, 1997 and the results of operations for the 13-week and 39-week periods ended June 29, 1997 and June 30, 1996. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 29, 1996 and Form 10-Q for the quarterly period ended March 30, 1997.

Certain items in specific captions in the accompanying consolidated financial statements have been reclassified for comparative purposes.

2. COST OF PRODUCTS SOLD

Cost of products sold comprises the following:

                                     13 Weeks Ended          39 Weeks Ended
                                   June 29,    June 30,    June 29,    June 30,
                                     1997        1996        1997        1996
                                   -------     -------     -------     -------
         Food and beverage costs   $14,992     $19,525     $46,849     $57,694
         Labor costs                15,793      19,482      48,005      58,175
         Other costs                 9,564      12,141      29,434      36,687
                                   -------     -------    --------    --------
                                   $40,349     $51,148    $124,288    $152,556
                                   =======     =======    ========    ========

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

4. DEBT

On September 12, 1996 the Company restructured its existing credit agreement dated October 8, 1993, by entering into the Amended and Restated Credit Agreement ("Amended Credit Agreement") dated as of September 12, 1996, among The Ground Round, Inc., GR of Minn., Inc. (collectively, the "Borrowers"), the lenders listed therein (collectively, the "Lenders"), and The Bank of New York, as Agent, and The Chase Manhattan Bank, as Co-Agent, which consolidated the then existing Tranche A revolving loan, Tranche A Term Loans and Tranche B Term Loans into a single term loan in the aggregate principal amount of approximately $48.5 million. Interest on the facility is payable at LIBOR plus 2.625% on the Company's LIBOR loans and Alternate Base Rate
("ABR") plus 0.75% on the Company's ABR based loans. As a result of the Company's prepayment to the Lenders of more than approximately $10.8 million the maturity date of the loan under the Amended Credit Agreement was extended to December 31, 1997. Through June 29, 1997 the Company has reduced its outstanding debt balance by $12.5 million.

In consideration of the Lenders entering into the Amended Credit Agreement, the Company and each of the Borrowers executed a series of Convertible Notes dated September 12, 1996, whereby the Borrowers promised to pay to the Lenders a restructuring fee in the aggregate sum of approximately $2.7 million which has been reduced to approximately $1.36 million as a result of certain prepayments of the credit facility. The Company amended The Amended Credit Agreement by entering into a Third Amendment (the "Amendment"), dated as of May 23, 1997. The Amendment provides, among other things, for the issuance by the Company of Amended and Restated Convertible Notes (the "Amended Convertible Notes") to the Lenders to replace the Convertible Notes issued to the Lenders on September 12, 1996. The Amended Convertible Notes amended the original Convertible Notes to provide, among other things, (y) that they shall become due thirty (30) days after written demand for payment has been issued by any noteholder to the Company with a final maturity date of December 31, 1997, and (z) that, commencing June 1, 1997, interest shall accrue monthly on the unpaid principal balance of the amended Convertible Notes, at the rate of ten percent (10%) per annum, which interest shall be added to the principal amount thereof, and shall be payable on the maturity date of the Amended Convertible Notes. As of the date hereof, the Lenders have not demanded payment of the Amended Convertible Notes. However, in the event the Lenders were to demand payment of the Amended Convertible Notes, there can be no assurance that the Company will have sufficient cash to pay the Amended Covertible Notes. The Company's failure to make such payment or comply with covenants under the Amended Credit Agreement would be an event of default under the Amended Credit Agreement and cause the entire credit facility to be due and payable. Such event would have a material adverse effect on the Company.

The term loan has been reclassified as current since the maturity date is within the next 12 months. The Company is attempting to refinance or further extend the existing credit facility in connection with sales and leaseback transactions involving approximately 18 restaurant sites, owned in fee, virtually all of the proceeds of which are required to repay a portion of the term loan. However, there can be no assurance that the Company will be able to complete such sales and leaseback transactions on commercially acceptable terms or that the Lenders will consent to such transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company operated 122 and franchised 41 full service casual dining restaurants at June 29, 1997.

For the purposes of this discussion and analysis, the 13-week periods ended June 29, 1997 and June 30, 1996 are referred to as the third quarter of 1997 and 1996, respectively. The 39-week periods ended June 29, 1997 and June 30, 1996 are referred to as the first nine months ended 1997 and 1996, respectively.


COMPARATIVE RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996

The following table sets forth the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenue unless otherwise indicated:

                                Third Quarter Ended   First Nine Months Ended
                                 June 29,  June 30,      June 29,  June 30,
                                  1997       1996         1997       1996
                                 -----       -----       -----       -----

 Restaurant revenue               98.7%       99.2%       98.9%       99.2%
 Franchise revenue                 1.3         0.8         1.1         0.8
                                 -----       -----       -----       -----
    Total revenue                100.0       100.0       100.0       100.0

Cost of products sold (1)         89.4        92.5        88.4        93.0

   (1) As a percentage of Company-operated restaurant revenue.

                                         Third Quarter Ended   First Nine Months Ended
                                          June 29, June 30,       June 29, June 30,
                                            1997     1996           1997     1996
                                            ----     ----           ----     ----

   Selling, general and administrative      8.1      7.8            8.0      7.6
   Depreciation and amortization            4.8      5.2            4.8      5.5
   Interest expense, net                    2.7      2.1            2.5      2.2
   Other expense                            0.3      0.7            0.3      0.3
   Loss before taxes                       (4.1)    (7.4)          (3.0)    (7.8)
   Income tax benefit                       0.0     (1.9)           0.0     (1.9)
   Net loss                                (4.1)%   (5.5)%         (3.0)%   (5.9)%


RESTAURANT REVENUE. Restaurant revenue totaled $45.1 million for the third quarter and $140.5 million for the nine months ended June 29, 1997 compared to $55.3 million and $164.1 million for the third quarter and nine months ended June 30, 1996. Restaurant revenue is comprised of comparable restaurant revenue (revenue from restaurants open during all of both fiscal years) and non-comparable restaurant revenue.

Comparable restaurant revenue, comprised of revenue from restaurants open during all of the first nine months of 1997 and 1996 remained flat at $137.3 million but decreased 3.3% in the third quarter of 1997 to $44.9 million from $46.4 million. Comparable food sales for the third quarter ended June 29, 1997 were down 1.5% but increased 2.9% for the first nine months of 1997, management believes the increases in the food sales year to date were largely due to improved execution and greater consumer awareness of the new menu introduced in the first quarter of 1996. Alcoholic beverage sales for the third quarter and nine months ended June 29, 1997 were down 10.1% and 10.6%, respectively. Decreases in the alcoholic beverage sales were largely due to a delay in matching the Company's alcoholic beverage program to the Company's changing customer base resulting from the Company's enhanced menu and the elimination of discounting. During the third quarter of fiscal 1997, the Company hired a new Vice President of Marketing who implemented a new alcoholic beverage program incorporating server training, in-store promotions and customer preferences. Although the Company experienced some improvement from the previous quarter in alcoholic beverage categories following the implementation of the new beverage programs, management believes it is too soon to assess long-term impact of such programs on alcoholic beverage sales.

The average guest check was approximately $9.69 for both the third quarter and first nine months of 1997 and $9.17 and $8.91 for the same periods of time in 1996. Management believes the increase in guest check is a result of evolving menu mix with higher priced menu items, as well as improved server communications with the guest on the new menu offerings.

Non-comparable restaurant revenue decreased by $8.6 million in the third quarter and $23.6 million for the first nine months of 1997 as a result of the sale or closing of six restaurants during the last three quarters of fiscal 1996, the sale or closing of 18 restaurants during the first quarter of 1997 and the closing of three restaurants (of which two are due to fire) during the second quarter of 1997.

FRANCHISE REVENUE. The Company's franchise base consisted of 46 restaurants with franchise agreements (of which 41 are presently operating) during the third quarter of 1997 and 45 restaurants in the third quarter of 1996. Revenue from franchised restaurants (consisting of royalties and franchise fees) were $0.6 million and $1.5 million in the third quarter and and first nine months ended June 29, 1997 and $0.5 million and $1.4 million for the same periods ending June 30, 1996.

COST OF PRODUCTS SOLD. Cost of products sold consists of both food and beverage costs and restaurant operating expenses. Food and beverage costs totaled 33.2% and 33.3% of Company-operated restaurant revenue in the third quarter and first nine months of 1997, respectively, versus 35.3% and 35.2% for the third quarter and first nine months of 1996, respectively. Restaurant operating expenses were 56.2% and 57.2% of Company-operated restaurant revenue in third quarter of 1997 and 1996 and 55.1% and 57.9% in the first nine months of 1997 and 1996, respectively. Food and beverage costs as a percentage of Company-operated restaurant revenue decreased by 2.1% from the third quarter of 1996 compared to the third quarter of 1997 and decreased by 1.9% for the first nine months of 1996 compared to the first nine months of 1997. The decrease can be partly attributed to improved purchasing practices and through a reduction in waste. In addition, product costs in the first nine months of 1996 were negatively impacted due to non-recurring training costs during the implementation of the new menu.

Restaurant operating expenses as a percent of Company-operated restaurant revenue decreased 1.0% and 2.8% from the third quarter of 1996 to the third quarter of 1997 and from the first nine months of 1996 to the first nine months of 1997, respectively, primarily due to a decrease in other controllable expenses associated with the implementation of the new menu, which included menu design and printing costs, plateware and supplies costs in the first quarter of 1996 which were not repeated in 1997. Most other costs have remained at constant dollar levels due to the fixed nature of certain costs associated with operating a restaurant. Decreases in labor costs for the third quarter and first nine months of 1997 are associated with increased kitchen staffing during the implementation of the new menu as the number of menu items increased from approximately 50 items to over 200 items in the first quarter of 1996, which were not repeated in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were 8.1% and 8.0% of total revenue in the third quarter and first nine months of 1997 and 7.8% and 7.6% for the same periods in 1996. Selling expenses, comprised of the design, development and production costs associated with point of purchase materials, were 0.1% and 0.2% of total revenue in the third quarter and first nine months of 1997 as compared to 0.6% and 0.5% for the third quarter and first nine months of 1996. The decrease in selling expense during the first nine months of 1997 was primarily due to the Company's reduction in production costs for the in-store marketing programs.

General and administrative costs, comprised of restaurant manager training expenses, regional overhead and corporate administrative costs, were $3.7 million or 8.0% and $11.0 million or 7.7% of total revenue in the third quarter and first nine months of 1997, respectively, and $4.0 million or 7.2% and $11.7 million or 7.1% in the same periods of 1996. General and administrative costs have decreased, on a constant dollar basis, as a result of lower training costs due to fewer restaurants and decreases in corporate overhead expenses as a result of a reduction in administrative personnel.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 4.8% of total revenue for both the third quarter and the first nine months ended
June 29, 1997 and 5.2% and 5.5% of total revenue in the third quarter and first nine months of 1996, respectively. The decrease in depreciation and amortization on a constant dollar basis was due mainly to the sale or closing of 25 restaurants during the past 12 months.

OTHER EXPENSE. The first nine months of 1997 reflects approximately $0.4 million in expenses relating to the settlement of a lawsuit in the first quarter of 1997 and the payment of $0.2 million in professional fees paid during the third quarter of 1997.

INTEREST EXPENSE. Interest expenses were 2.7% and 2.5% of total revenue in the third quarter and first nine months of 1997, respectively, versus 2.1% and 2.2% for the third quarter and first nine months ended June 30, 1996, respectively. The Company's weighted average borrowing rates were 8.3% and 8.2% for the third quarter and first nine months of 1997 and 8.1% and 8.0% for the third quarter and first nine months of 1996.

INCOME TAXES. The Company's effective income tax rates were 0% during the third quarter and first nine months of 1997 and 25% for the third quarter and first nine months of 1996.

NET LOSS. As a result of the above, the Company reported a net loss of $1.9 million, or $(0.17) per share and $4.3 million or $(0.39) per share for the third quarter and first nine months of 1997, respectively, compared to a net loss of $3.1 million, or $(0.28) per share and $9.7 million, or $(0.87) per share for the same periods of time in fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

A significant amount of the Company's restaurant sales are tendered in cash, with the remainder made with credit cards that are generally realized in cash within a few days. Because the Company does not have significant accounts receivable or inventories and pays its expenses within normal terms, the Company operates with working capital deficits as is typical in the restaurant industry. The Company had working capital deficits of $11.5 million, excluding the term loan payable to lenders in the amount of $37.1 million, and $13.2 million as of June 29, 1997 and September 29, 1996, respectively.

Net cash provided by operating activities totaled $1.2 million in the first nine months of 1997 as compared with $3.3 million in the first nine months of 1996. The decrease is primarily attributed to the costs associated with the sale or closing of 18 restaurants in the first quarter of 1997 and the increase in the amount paid for the restaurant management's annual bonus. The Company incurred capital expenditures totaling $1.4 million for restaurant capital maintenance during the first nine months of 1997, and $1.5 million for restaurant capital maintenance during the first nine months of 1996. The Company expects to incur approximately $1.9 million in capital expenditures during fiscal 1997. Available cash, cash flow from operations and proceeds from sales of restaurant locations in fiscal 1997 of approximately $11.3 million funded 1997 capital expenditures and provided for the repayment of $11.9 million in borrowings under the Company's credit facility with its banks during the first nine months of fiscal 1997.

On September 12, 1996 the Company restructured its existing credit facility by entering into the Amended Credit Agreement with its Lenders. See Note 4 to the Financial Statements. From the commencement of negotiations with the Lenders to restructure the credit facility in May 1996 through June 29, 1997, the Company has reduced its outstanding debt balance by $12.5 million. On June 29, 1997 and September 29, 1996, the Company's borrowings under its credit facility were $37.1 million and $48.4 million, respectively. There are no material unused amounts of credit available to the Company under the credit facility. The Amended Credit Agreement contains financial covenants, including minimum levels of net worth and certain required measures of profitability. The Company is required to make accelerated principal payments based upon excess cash flows from operations, the sale of certain assets and the offering proceeds from the sale of stock of the Company. Provisions of the Amended Credit Agreement restricting the payment of dividends would prevent the Company from paying dividends over the term of the Amended Credit Agreement. The term loan has been reclassified as current since the maturity date is within the next 12 months. There can be no assurance that the Company will be able to negotiate an extension of the credit facility or remain in compliance with certain financial covenants of such agreement.

In consideration of the Lenders entering into the Amended Credit Agreement, the Company and each of the Borrowers executed a series of Convertible Notes dated September 12, 1996, whereby the Borrowers promised to pay to the Lenders a restructuring fee in the aggregate sum of approximately $2.7 million which has been reduced to approximately $1.36 million as a result of certain prepayments of the credit facility. The Company amended the Amended Credit Agreement by entering into a Third Amendment (the "Amendment"), dated as of May 23, 1997. As of the date hereof, the Lenders have not demanded payment of the Amended Convertible Notes. However, in the event the Lenders were to demand payment of the Amended Convertible Notes, there can be no assurance that the Company will have sufficient cash to pay the Amended Convertible Notes. The Company's failure to make such payment or comply with convenants under the Amended Credit Agreement would be an event of default under the Amended Credit Agreement and cause the entire credit facility to be due and payable. Such event would have a material adverse effect on the Company.

The Company is contemplating a sale leaseback transaction involving approximately 18 restaurant sites, virtually all of the proceeds of which would be used to repay a portion of the term loan. The Company has retained a broker to assist in the transaction and will pay commissions of between 1.5% and 3.0% of the sale price received by the Company. The Company believes that a sale and leaseback of most or all of the Company owned restaurants will provide the Company with additional cash for operations and the ability to repay a portion of the Company's credit facility thereby facilitating refinancing and/or extending the Company's credit facility. The Company has received a number of bids and is presently negotiating a non-binding letter of intent with one of the parties. However, there can be no assurance that the Company will be able to complete such sales and leaseback transactions on commercially acceptable terms or that the Lenders will consent to such transaction.

The New York State Department of Taxation and Finance conducted a sales tax audit of the Company for the period commencing December 1992 through November 1995. Such audit resulted in an assessment of approximately $0.7 million of additional sales and use taxes, inclusive of penalties and interest. Management has negotiated a settlement of this assessment with the Department of Taxation for $0.4 million. There are nine scheduled monthly payments of which three have been paid as of June 29, 1997. The Company has previously established reserves against earnings in a sufficient amount to cover this assessment.

The effect of inflation has not been a factor upon either the operations or the financial condition of the Company. The Company's business is not significantly seasonal in nature.

FORWARD-LOOKING INFORMATION.

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, statements found in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to operate existing restaurants profitably, changes in local, regional and national economic conditions, especially economic conditions in the areas in which the Company's restaurants are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, employee benefits and similar costs, the ability of the Company to repay and restructure its Amended Credit Agreement and the terms thereof and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27 - Financial Data Schedule

(b) The Company filed a Current Report on Form 8-K (Date of Event -- May 15,
    1997) under Item 5 -- Other Events, regarding an amendment to the Company's Credit Facility and certain employment agreements.

    In addition, the Company filed a Current Report on Form 8-K (Date of Event -- July 9, 1997) to report under Item 1 -- Changes in Control of Registrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GROUND ROUND RESTAURANTS, INC.

Date: August 11, 1997                             By:/S/ STEPHEN J. KIEL
                                                     -------------------
                                                  Stephen J. Kiel
                                                  Senior Vice President,
                                                  Chief Financial Officer
                                                  and Treasurer duly authorized